Form 10-Q
period 2022-03-31
EVe Mobility Acquisition Corp
filed 2022-05-23
CIK 1861121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41167

EVE MOBILITY ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1595236
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4001 Kennett Pike, Suite 302

Wilmington, DE 19807

(Address of principal executive offices and zip code)

(302) 273-0014

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary share and one-half of one redeemable warrant	EVE.U	The New York Stock Exchange

Class A ordinary shares, par value $0.0001 per share	EVE	The New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one share of Class A ordinary share at an exercise price of $11.50 per share	EVE WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 23, 2022, there were 26,140,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 8,333,333 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share issued and outstanding.

EVE MOBILITY ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	FINANCIAL STATEMENTS (UNAUDITED)	1
	Condensed Balance Sheets as of March 31, 2022 and December 31, 2021	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 23, 2021 (inception) through March 31, 2021	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from March 23, 2021 (inception) through March 31, 2021	3
	Condensed Statements of Cash Flows for three months ended March 31, 2022 and for the period from March 23, 2021 (inception) through March 31, 2022	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales or Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits, Financial Statement Schedules	22

SIGNATURES		23

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EVE MOBILITY ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$559,583	$750,293
Prepaid expenses	348,051	354,735
Due from Sponsor	2,826	25,000
Total current assets	910,460	1,130,028
Prepaid expenses - noncurrent	237,802	322,648
Investments held in trust account	255,024,851	255,000,608
TOTAL ASSETS	$256,173,113	$256,453,284

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$32,279	$84,573
Accrued expenses	398,760	345,863
Total current liabilities	431,039	430,436

Deferred underwriting fee payable	9,350,000	9,350,000
Total Liabilities	9,781,039	9,780,436

Commitments (Note 6)
Class A ordinary shares, subject to redemption, 25,000,000 shares at redemption value of 10.20 per share	255,024,851	255,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,140,000 issued and outstanding, (excluding 25,000,000 shares subject to possible redemption)	114	114
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,333,333 and 8,433,333 shares issued and outstanding as of March 31, 2022 and December 31, 2021(1), respectively	833	843
Additional paid-in capital	—	—
Accumulated deficit	(8,633,724)	(8,328,109)
Total Shareholders’ Deficit	(8,632,777)	(8,327,152)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$256,173,113	$256,453,284

(1)	Includes up to 100,000 Class B ordinary shares subject to forfeiture as of December 31, 2021 due to the partial exercise of the over-allotment option by the underwriter. On January 14, 2022, the Sponsor irrevocably surrendered 100,000 Class B ordinary shares to the Company for cancellation for no consideration resulting in 8,333,333 Class B ordinary shares outstanding (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from March 23, 2021 (Inception) Through March 31, 2022
Operating and Formation Costs	$305,018	$5,500
Loss from operations	(305,018)	(5,500)
Realized gain on investments held in Trust Account	2,533	—
Unrealized gain on investments held in Trust Account	21,711	—
Net loss	$(280,774)	$(5,500)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,140,000	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,347,940	1
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(5,500)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,140,000	$114	8,433,333	$843	$—	$(8,328,109)	(8,327,152)
Forfeiture of Class B ordinary shares	—	—	(100,000)	(10)	—	10	—
Re-measurement of Class A ordinary shares subject to possible redemption due to gain on investments held in Trust Account	—	—	—	—	—	(24,851)	(24,851)
Net loss	—	—	—	—	—	(280,774)	(280,774)
Balance - March 31, 2022	1,140,000	$114	8,333,333	$833	$—	$(8,633,724)	$(8,632,777)

FOR THE PERIOD FROM MARCH 23, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 23, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share	—	—	1	—	—	—	—
Net loss	—	—	—	—	—	(5,500)	(5,500)
Balance - March 31, 2021	—	$—	1	$—	$—	$(5,500)	$(5,500)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from March 23, 2021 (Inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(280,774)	$(5,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(21,711)	—
Realized gain on investments held in Trust Account	(2,533)	—
Changes in operating assets and liabilities:
Prepaid expenses	91,530	—
Due from Sponsor	22,174	—
Accounts payable	(52,293)	—
Accrued expenses	52,897	5,500
Net cash used in operating activities	(190,710)	—

Net Change in Cash	(190,710)	—
Cash - Beginning of period	750,293	—
Cash - End of period	$559,583	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$52,850

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY

EVe Mobility Acquisition Corp (the “Company” or “EVe”) is a blank check company incorporated in Cayman Islands on March 23, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company completed the private sale of 1,140,000 private placement units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, to the Company’s sponsor, EVe Mobility Sponsor LLC (the “Sponsor”), Cantor Fitzgerald & Co. (“Cantor”) and Moelis & Company Group, LP (“Moelis LP”), an affiliate of Moelis & Company, LLC (“Moelis”), generating gross proceeds to the Company of $11,400,000. The Private Placement Units are identical to the units sold as part of the Units in the Initial Public Offering except that, no underwriting discounts or commissions were paid with respect to the sale of the Private Placement Units.

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

Transaction costs related to the issuances described above amounted to $14,355,310, consisting of $4,400,000 of cash underwriting fees, $9,350,000 of deferred underwriting fees, and $605,310 of other offering costs.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $559,583 in cash held outside of the Trust Account and working capital of $479,421. Upon the completion of the Initial Public Offering, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these unaudited condensed financial statements are filed, if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on April 14, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, Company had operating cash (i.e. cash held outside the Trust Account) of $559,583 and $750,293, respectively.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in realized and unrealized gains (losses) on investments held in Trust Account in the accompanying statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 25,000,000 Public Shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

As of March 31, 2022, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$255,000,000
Plus:
Re-measurement of Class A ordinary shares subject to possible redemption due to gains on investments held in Trust Account	24,851
Class A ordinary shares subject to possible redemption as of March 31, 2022	$255,024,851

As of December 31, 2021, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(4,500,000)
Issuance costs allocated to Class A ordinary shares	(14,071,008)
Plus:
Re-measurement of carrying value to redemption value	23,571,008
Class A ordinary shares subject to possible redemption as of December 31, 2021	$255,000,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $14,355,310 as a result of the Initial Public Offering (consisting of a $4,400,000 underwriting discount, $9,350,000 of deferred offering costs, and $605,310 of other offering costs). The Company recorded $14,071,008 of offering costs as a reduction of temporary equity and $284,302 of offering costs as a reduction of permanent equity.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the period from March 23, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(212,812)	$(67,962)	$—	$(5,500)
Denominator:
Basic and diluted weighted average shares outstanding	26,140,000	8,347,940	—	1
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$(5,500)

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 8 for additional information on assets measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, the Company completed its Initial Public Offering of 25,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 7, 2021, the Sponsor paid $25,000 in consideration for 7,187,500 shares of Class B ordinary shares (the “Founder Shares”). On September 3, 2021, the Company effected a share capitalization of an additional 2,395,833 Class B ordinary shares, resulting in an aggregate of 9,583,333 Class B ordinary shares outstanding. On September 27, 2021, the Company surrendered 1,916,666 Class B ordinary shares for no consideration, resulting in an aggregate of 7,666,667 Class B ordinary shares. On December 14, 2021, the Company effected a share capitalization of 766,666 Class B ordinary shares, resulting in the initial shareholders holding an aggregate of 8,433,333 Founder Shares. The Founder Shares include an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor and its permitted transferees will own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 1,000,000 Class B ordinary shares were no longer subject to forfeiture, leaving 100,000 Class B ordinary shares subject to forfeiture. On January 14, 2022, the Company forfeited the remaining portion of the over-allotment option, thus, 100,000 Class B ordinary shares were forfeited.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Due from Sponsor

Due from Sponsor consists of operating costs associated with EVe Mobility Sponsor LLC that were paid by the Company, and are reimbursable by the Sponsor on demand. The outstanding December 31, 2021 balance of Due from Sponsor was repaid on March 7, 2022.

Administrative Support Agreement

On December 14, 2021, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, $30,000 of administrative support expenses were incurred.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of March 31, 2022 and December 31, 2021.

NOTE 6. COMMITMENTS

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Units that may be issued upon conversion of Working Capital Loans are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preference shares. As of March 31, 2022 and December 31, 2021 there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021 there were 1,140,000 shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 shares of Class A ordinary shares subject to possible redemption at March 31, 2022 and December 31, 2021.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021 there were 8,333,333 and 8,433,333 Class B ordinary shares issued and outstanding, respectively. On December 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 1,000,000 Class B ordinary shares were no longer subject to forfeiture, leaving 100,000 Class B ordinary shares subject to forfeiture. On January 14, 2022, the Company forfeited the remaining 100,000 Class B ordinary shares.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company will account for the 13,070,000 warrants issued in connection with the Initial Public Offering (including 12,500,000 Public Warrants and 570,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$255,024,851	$255,024,851	$—	$—

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$255,000,608	$255,000,608	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to EVe Mobility Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to EVe Mobility Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report on Form 10-K filed on April 14, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 23, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $280,774, which resulted from operating costs of $305,018, partially offset by a unrealized gain on investments held in Trust Account of $21,711 and a realized gain on investments held in Trust Account of $2,533.

For the period from March 23, 2021 (inception) through March 31, 2021, we had net loss of $5,500, which resulted entirely from operating and formation costs.

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

For the three months ended March 31, 2022, net cash used in operating activities was $190,710, which was due to our net loss of $280,774, a unrealized gain on investments in the Trust Account of $21,711 and a realized gain on investments in the Trust Account of $2,533, offset by changes in working capital of $114,308.

For the period from March 23, 2021 (inception) through March 31, 2021, net cash used in operating activities was $0, which was due to our net loss of $5,500, offset by changes in working capital of $5,500.

As of March 31, 2022 the Company had $559,583 in cash held outside of the Trust. Account and working capital of $479,421. Upon the completion of the Initial Public Offering, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these unaudited condensed financial statements are filed, if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

Contractual Obligations

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Units that may be issued upon conversion of Working Capital Loans are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The public warrants and private placement warrants are equity classified.

Ordinary Shares Subject to Possible Redemption

All of the 25,000,000 Public Shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

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

Recent Accounting Standards

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on April 14, 2022, as updated and supplemented below. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVe Mobility Acquisition Corp

Date: May 23, 2022	By:	/s/ Scott Painter
Name: Scott Painter
Title: Chief Executive Officer