Form 10-Q
period 2022-06-30
EVe Mobility Acquisition Corp
filed 2022-08-18
CIK 1861121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 18, 2022, there were 26,140,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 8,333,333 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share issued and outstanding.

EVE MOBILITY ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Balance Sheets as of June 30, 2022 and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from March 23, 2021 (inception) through June 30, 2021	2
	Condensed Statements of Changes in Shareholders' Equity (Deficit) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from March 23, 2021 (inception) through June 30, 2021	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 23, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales or Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits, Financial Statement Schedules	24

SIGNATURES		25

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EVE MOBILITY ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$475,931	$750,293
Prepaid expenses	341,635	354,735
Due from Sponsor	2,826	25,000
Total current assets	820,392	1,130,028
Prepaid expenses - noncurrent	152,956	322,648
Investments held in Trust Account	255,362,848	255,000,608
TOTAL ASSETS	$256,336,196	$256,453,284

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$167,267	$84,573
Accrued expenses	419,959	345,863
Total current liabilities	587,226	430,436

Deferred underwriting fee payable	9,350,000	9,350,000
Total Liabilities	9,937,226	9,780,436

Commitments (Note 6)
Class A ordinary shares, subject to redemption, 25,000,000 shares at redemption value	255,362,848	255,000,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,140,000 issued and outstanding, (excluding 25,000,000 shares subject to possible redemption)	114	114
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,333,333 and 8,433,333 shares issued and outstanding as of June 30, 2022 and December 31, 2021(1), respectively	833	843
Additional paid-in capital	—	—
Accumulated deficit	(8,964,825)	(8,328,109)
Total Shareholders' Deficit	(8,963,878)	(8,327,152)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$256,336,196	$256,453,284

(1)	Includes up to 100,000 Class B ordinary shares subject to forfeiture as of December 31, 2021 due to the partial exercise of the over-allotment option by the underwriter. On January 14, 2022, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 100,000 Class B ordinary shares resulting in 8,333,333 Class B ordinary shares outstanding (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	For the Period from March 23, 2021 (Inception) Through June 30, 2021
Operating and Formation Costs	$331,100	$2,103	$636,118	$7,603
Loss from operations	(331,100)	(2,103)	(636,118)	(7,603)
Interest income on investments held in Trust Account	337,996	—	362,240	—
Net income (loss)	$6,896	$(2,103)	$(273,878)	$(7,603)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,140,000	—	26,140,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$(0.00)	$(0.01)	$(0.00)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,333,333	6,666,667	8,340,555	6,666,667
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.00	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,140,000	$114	8,433,333	$843	$—	$(8,328,109)	(8,327,152)
Forfeiture of Class B ordinary shares	—	—	(100,000)	(10)	—	10	—
Re-measurement of Class A ordinary shares subject to possible redemption due to gain on investments held in Trust Account	—	—	—	—	—	(24,851)	(24,851)
Net loss	—	—	—	—	—	(280,774)	(280,774)
Balance - March 31, 2022	1,140,000	114	8,333,333	833	—	(8,633,724)	(8,632,777)
Re-measurement of Class A ordinary shares subject to possible redemption due to gain on investments held in Trust Account	—	—	—	—	—	(337,997)	(337,997)
Net income	—	—	—	—	—	6,896	6,896
Balance - June 30, 2022	1,140,000	$114	8,333,333	$833	$—	$(8,964,825)	$(8,963,878)

THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM MARCH 23, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 23, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share	—	—	1	—	—	—	—
Net loss	—	—	—	—	—	(5,500)	(5,500)
Balance - March 31, 2021	—	—	1	—	—	(5,500)	(5,500)
Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares to Sponsor	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	(2,103)	(2,103)
Balance - June 30, 2021	—	$—	7,666,667	$767	$24,233	$(7,603)	$17,397

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from March 23, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(273,878)	$(7,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(362,240)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	7,603
Changes in operating assets and liabilities:
Prepaid expenses	182,792	—
Due from Sponsor	22,174	—
Accounts payable	82,694	—
Accrued expenses	74,096	—
Net cash used in operating activities	(274,362)	—

Net Change in Cash	(274,362)	—
Cash - Beginning of period	750,293	—
Cash - End of period	$475,931	$—

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	$362,848	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,396
Deferred offering costs included in Promissory note - related party	$—	$100,166
Deferred offering costs included in accrued offering costs	$—	$136,968

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY

EVe Mobility Acquisition Corp (the “Company” or "EVe") is a blank check company incorporated in Cayman Islands on March 23, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $250,000,000. Each whole warrant entitles the holder thereof to purchase one ordinary share for $11.50 per share, subject to adjustment, which is discussed in Note 3.

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

Following the closing of the Initial Public Offering on December 17, 2021, an amount of $255,000,000, comprised of proceeds from the Initial Public Offering and the sale of the Private Placement Units, was placed in a U.S.-based trust account (the "Trust Account"), and will be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public shares for a pro rata portion of the amount held in the Trust Account ($10.20 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Proposed Offering, in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity ("ASC 480").

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $475,931 in cash held outside of the Trust Account and a working capital surplus of $233,166. Upon the completion of the Initial Public Offering, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Memorandum and Articles of Association, the Company has until June 17, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date, or the Company's shareholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before June 17, 2023, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2023.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K as filed with the SEC on April 14, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, Company had operating cash (i.e. cash held outside the Trust Account) of $475,931 and $750,293, respectively.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. The Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest income is included in the interest income on investments held in trust account in the accompanying statements of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company's expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $362,848 as of June 30, 2022.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(4,500,000)
Issuance costs allocated to Class A ordinary shares	(14,071,008)
Plus:
Re-measurement of carrying value to redemption value	23,571,008
Class A ordinary shares subject to possible redemption as of December 31, 2021	$255,000,000
Plus:
Re-measurement of Class A ordinary shares subject to possible redemption due to gains on investments held in Trust Account	24,851
Class A ordinary shares subject to possible redemption as of March 31, 2022	$255,024,851
Plus:
Re-measurement of Class A ordinary shares subject to possible redemption due to gains on investments held in Trust Account	337,997
Class A ordinary shares subject to possible redemption as of June 30, 2022	$255,362,848

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs ("ASC 340") and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $14,355,310 as a result of the Initial Public Offering (consisting of a $4,400,000 underwriting discount, $9,350,000 of deferred offering costs, and $605,310 of other offering costs). The Company recorded $14,071,008 of offering costs as a reduction of temporary equity and $284,302 of offering costs as a reduction of permanent equity.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Re-measurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 13,070,000 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from March 23, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	5,229	1,667	$—	$(2,103)	(207,629)	(66,249)	—	(7,603)

Denominator:
Basic and diluted weighted average shares outstanding	26,140,000	8,333,333	—	6,666,667	26,140,000	8,340,555	—	6,666,667
Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.00)	$(0.00)

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,140,000 Private Placement Units at a price of $10.00 per Unit in a private placement to the Sponsor, generating gross proceeds of $11,400,000. Of those 1,140,000 Private Placement Units, the Sponsor purchased 982,857 Units, Cantor purchased 110,000 Units and Moelis LP purchase 47,143 Units. Each Private Placement Unit consists of a Class A ordinary share (the “Private Placement Shares”) and one-half of one redeemable warrant (the “Private Placement Warrants”). The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the warrants included in the Private Placement Units will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Promissory Note - Related Party

On April 6, 2021, the Company issued an unsecured promissory note to the Sponsor, which was amended and restated on September 3, 2021 (the “Promissory Note”), pursuant to which the Company had the option to borrow up to an aggregate principal amount of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $216,353 was repaid and the Promissory Note was terminated at the closing of the Initial Public Offering on December 17, 2021.

Due from Sponsor

Due from Sponsor consists of operating costs associated with EVe Mobility Sponsor LLC that were paid by the Company, and are reimbursable by the Sponsor on demand. As of June 30, 2022 and December 31, 2021, $2,826 and $25,000 were outstanding.

Administrative Support Agreement

On December 14, 2021, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement $30,000 and $0 of expenses were incurred for the three months ended June 30, 2022 and 2021, respectively, and $60,000 and $0 for the six months ended June 30, 2022 and for the period from March 23, 2021 (inception) through June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, no amounts related to this agreement were owed to the Sponsor.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of June 30, 2022 and December 31, 2021.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 7. SHAREHOLDERS' DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preference shares. As of June 30, 2022 and December 31, 2021 there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021 there were 1,140,000 shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 shares of Class A ordinary shares subject to possible redemption at June 30, 2022 and December 31, 2021.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021 there were 8,333,333 and 8,433,333 Class B ordinary shares issued and outstanding, respectively. On December 17, 2021, with the partial exercise of the underwriters' over-allotment option, 1,000,000 Class B ordinary shares were no longer subject to forfeiture, leaving 100,000 Class B ordinary shares subject to forfeiture. On January 14, 2022, the Company forfeited the remaining 100,000 Class B ordinary shares.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Company accounted for the 13,070,000 warrants issued in connection with the Initial Public Offering (including 12,500,000 Public Warrants and 570,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$255,362,848	$255,362,848	$—	$—

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$255,000,608	$255,000,608	$—	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 23, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2022, we had net income of $6,896, which resulted from interest income on investments held in Trust Account of $337,996, partially offset by operating costs of $331,100.

For the three months ended June 30, 2021, we had a net loss of $2,103, resulted entirely from operating and formation costs.

For the six months ended June 30, 2022, we had a net loss of $273,878, which resulted from operating costs of $636,118, partially offset by interest income on investments held in Trust Account of $362,240.

For the period from March 23, 2021 (inception) through June 30, 2021, we had net loss of $7,603, which resulted entirely from operating and formation costs.

Liquidity, Capital Resources, and Going Concern

On December 17, 2021, we consummated an initial public offering (the "initial public offering") of 25,000,000 units, including the issuance of 3,000,000 units as a result of the underwriter’s partial exercise of its over-allotment option, at a price of $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 1,140,000 units (the "private placement units") to EVe Mobility Sponsor LLC (the “sponsor”), Cantor Fitzgerald & Co. (“Cantor”) and Moelis & Company Group, LP (“Moelis LP”), at a purchase price of $10.00 per unit, generating gross proceeds of $11,400,000. The proceeds from the sale of the private placement units were added to the net proceeds from the initial public offering held in a trust account (the “Trust Account”). If we do not complete an initial business combination within 18 months from the closing of the initial public offering, the proceeds from the sale of the private placement units will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the warrants included in the private placement units will expire worthless.

For the six months ended June 30, 2022, net cash used in operating activities was $274,362, which was due to our net loss of $273,878 and interest income on investments held in the Trust Account of $362,240, offset by changes in working capital of $361,756.

For the period from March 23, 2021 (inception) through June 30, 2021, net cash used in operating activities was $0, which was due to our net loss of $7,603, offset by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $7,603.

There were no cash flows from financing activities and investing activities for the six months ended June 30, 2022 and for the period from March 23, 2021 (inception) through June 30, 2021.

As of June 30, 2022 and December 31, 2021, the Company had $475,931 and $750,293 in cash held outside of the Trust. Account and working capital of $233,166 and $699,592. Upon the completion of the Initial Public Offering, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Memorandum and Articles of Association, the Company has until June 17, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date, or the Company's shareholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before June 17, 2023, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

Contractual Obligations

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

Promissory Note - Related Party

On April 6, 2021, the Company issued an unsecured promissory note to the Sponsor, which was amended and restated on September 3, 2021 (the “Promissory Note”), pursuant to which the Company had the option to borrow up to an aggregate principal amount of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $216,353 was repaid and the Promissory Note was terminated at the closing of the Initial Public Offering on December 17, 2021.

Due from Sponsor

Due from Sponsor consists of operating costs associated with EVe Mobility Sponsor LLC that were paid by the Company, and are reimbursable by the Sponsor on demand. As of June 30, 2022 and December 31, 2021, $2,826 and $25,000 were outstanding.

Administrative Support Agreement

On December 14, 2021, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement $30,000 and $0 of expenses were incurred for the three months ended June 30, 2022 and 2021, respectively, and $60,000 and $0 for the six months ended June 30, 2022 and for the period from March 23, 2021 (inception) through June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, no amounts related to this agreement were owed to the Sponsor.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of June 30, 2022 and December 31, 2021.

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

Ordinary Shares Subject to Possible Redemption

All of the 25,000,000 Public Shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company's expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $362,848 as of June 30, 2022.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Re-measurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 13,070,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted per share is the same as basic loss per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on April 14, 2022 and the Company’s quarterly report on Form 10-Q as filed with the SEC on May 23, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on April 14, 2022 and in the Company’s quarterly report on Form 10-Q as filed with the SEC on May 23, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVe Mobility Acquisition Corp

Date: August 18, 2022	By:	/s/ Scott Painter
		Name:	Scott Painter
		Title:	Chief Executive Officer