Form 10-K
period 2022-12-31
EVe Mobility Acquisition Corp
filed 2023-04-14
CIK 1861121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $259.0 million.

As of April 12, 2023, there were 26,140,000 of the Registrant’s Class A ordinary shares and 8,333,333 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

EVE MOBILITY ACQUISITION CORP

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

Item 1. Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 23, 2021, for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “business combination”). While we are not limited to a particular industry or geographic region for purposes of consummating a business combination, we intend to focus our search for a target business operating in the automotive and mobility industry. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

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

On April 7, 2021, the sponsor paid $25,000 in consideration for 7,187,500 Class B ordinary shares (the “founder shares”). On September 3, 2021, the company effected a share capitalization of an additional 2,395,833 Class B ordinary shares, resulting in an aggregate of 9,583,333 Class B ordinary shares outstanding. On September 27, 2021, the company surrendered 1,916,666 Class B ordinary shares for no consideration, resulting in an aggregate of 7,666,667 Class B ordinary shares. On December 14, 2021, the company effected a share capitalization of 766,666 Class B ordinary shares, resulting in the initial shareholders holding an aggregate of 8,433,333 founder shares. The founder shares included an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment option was exercised in full or in part, so that the sponsor and its permitted transferees would own, on an as-converted basis, 25% of the company’s issued and outstanding shares after our initial public offering. On December 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 1,000,000 Class B ordinary shares were no longer subject to forfeiture, leaving 100,000 Class B ordinary shares subject to forfeiture

The registration statement for our initial public offering was declared effective on December 14, 2021. On December 17, 2021, we consummated our initial public offering of 25,000,000 units (the “units” and, with respect to the Class A ordinary shares included in the units sold, the “public shares”), including the issuance of 3,000,000 units as a result of the underwriter’s partial exercise of its over-allotment option, at a price of $10.00 per unit, generating gross proceeds of $250,000,000. Each whole warrant entitles the holder thereof to purchase one ordinary share for $11.50 per share, subject to adjustment.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $244,750,000 assuming no redemptions and after payment of up to $9,515,000 of deferred underwriting fees and the fee payable to the underwriters pursuant to the Business Combination Marketing Agreement of $3,795,000 (the “marketing fee”), in each case, after estimated offering expenses of $500,000 (and prior to any working capital expenses following our initial public offering), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the post-transaction company. The determination as to whether any of our key personnel will remain with the post-transaction company will be made at the time of our initial business combination.

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

Under the rules of the NYSE, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the rules of the NYSE) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,500,000 of proceeds from our initial public offering and the sale of the private placement units not deposited in the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $1,500,000 from the proceeds of our initial public offering and the sale of the private placement units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares, private placement shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need 7,914,477, or approximately 31.7% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 25,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 25% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2022, there were 473,860,000 and 41,666,667 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no preference shares issued and outstanding.

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

As of December 31, 2022, our initial shareholders hold 8,333,333 founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor, Cantor and Moelis LP, an affiliate of Moelis, purchased an aggregate of 1,140,000 private placement units for a purchase price of $11,400,000 in the aggregate, or $10.00 per unit, that will also be worthless if we do not complete a business combination.

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

Because our trust account initially contained $10.20 per Class A ordinary share, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account initially contained $10.20 per Class A ordinary share. This is different than some other similarly structured blank check companies for which the trust account will only contain $10.00 per Class A ordinary share. As a result of the additional funds that could be available to public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares and not to hold those Class A ordinary shares through our initial business combination. A higher percentage of redemptions by our public shareholders could make it more difficult for us to complete our initial business combination.

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

Since only holders of our founder shares have the right to vote on the appointment of directors, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements, including potentially being required to recognize gain on a business combination in circumstances where U.S. Holders of non-PFIC securities would not unless an exception applies. Our PFIC status may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

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

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 4001 Kennett Pike, Suite 302, Wilmington, DE 19807. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

As of April 12, 2023, there was approximately one holder of record of our units, approximately one holder of record of our separately traded Class A ordinary shares, approximately one holder of record of our redeemable warrants and approximately one holder of record of our Class B ordinary shares.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

There were no unregistered securities to report which have not been previously included in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “company,” “our,” “us” or “we” refer to EVe Mobility Acquisition Corp. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 23, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2022, we had net income of $2,626,104, which resulted from interest income on investments held in Trust Account of $3,678,066, partially offset by operating costs of $1,051,962.

For the period from March 23, 2021 (inception) through December 31, 2021, we had net loss of $396,842, which resulted from operating and formation costs of $397,450 offset by gains of $608.

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

For the year ended December 31, 2022, net cash used in operating activities of $639,385, which was due to interest income on investments held in the trust account of $3,678,066, offset by net income of $2,626,104, and changes in working capital of $412,577.

For the period from March 23, 2021 (inception) through December 31, 2021, net cash used in operating activities was $677,491, which was due to a net loss of $396,842, changes in working capital of $280,041, $608 of interest income on investments held in the trust account.

There were no cash flows from investing activities for the year ended December 31, 2022. For the period from March 23, 2021 (inception) through December 31, 2021, net cash used in investing activities of $255,000,000 was the result of the amount of net proceeds from our initial public offering and sale of private placement units being deposited to the trust account.

There were no cash flows from financing activities for the year ended December 31, 2022. For the period from March 23, 2021 (inception) through December 31, 2021 net cash provided by financing activities of $256,427,784 was comprised of proceeds from the issuance of units in our initial public offering net of underwriter’s discount paid of $245,600,000, proceeds from the issuance of units in a private placement of $11,400,000 and proceeds from the issuance of the promissory note - related party of $216,353, offset in part by the payment of offering costs associated with the initial public offering of $572,216 and repayment of the outstanding balance on the promissory note - related party of $216,353.

As of December 31, 2022 and December 31, 2021, the company had $110,908 and $750,293 in cash held outside of the trust account and working capital deficit of $29,722 and working capital surplus of $699,592, respectively. Upon the completion of the initial public offering, capital in excess of the funds deposited in the trust account and/or used to fund offering expenses was released to the company for general working capital purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and December 31, 2021.

Contractual Obligations

Founder Shares

On April 7, 2021, the sponsor paid $25,000 in consideration for 7,187,500 Class B ordinary shares (the “founder shares”). On September 3, 2021, the company effected a share capitalization of an additional 2,395,833 Class B ordinary shares, resulting in an aggregate of 9,583,333 Class B ordinary shares outstanding. On September 27, 2021, the company surrendered 1,916,666 Class B ordinary shares for no consideration, resulting in an aggregate of 7,666,667 Class B ordinary shares. On December 14, 2021, the company effected a share capitalization of 766,666 Class B ordinary shares, resulting in the initial shareholders holding an aggregate of 8,433,333 founder shares. The founder shares included an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the sponsor and its permitted transferees would own, on an as-converted basis, 25% of the company’s issued and outstanding shares after the initial public offering. On December 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 1,000,000 Class B ordinary shares were no longer subject to forfeiture, leaving 100,000 Class B ordinary shares subject to forfeiture. On January 14, 2022, the company forfeited the remaining portion of the over-allotment option, thus, 100,000 Class B ordinary shares were forfeited.

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

Promissory Note – Related Party

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

Due from Sponsor

Due from Sponsor consists of operating costs associated with EVe Mobility Sponsor LLC that were paid by the company, and are reimbursable by the sponsor on demand. As of December 31, 2022 and December 31, 2021, $3,626 and $25,000 were outstanding.

Administrative Support Agreement

On December 14, 2021, the company entered into an agreement to pay the sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the business combination or the company’s liquidation, the company will cease paying these monthly fees. Under this agreement, $120,000 and $4,516 for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021, respectively, was recorded within operating and formation costs in the statements of operations. As of December 31, 2022 and December 31, 2021, $4,516 related to this agreement was owed to the sponsor, respectively, included within accrued expense on the balance sheets.

Related Party Loans

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the company’s officers and directors may, but are not obligated to, loan the company funds as may be required (“working capital loans”). If the company completes a business combination, the company would repay the working capital loans out of the proceeds held in the trust account released to the company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination is not completed, the company may use a portion of the proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. There are no working capital loans outstanding as of December 31, 2022 and December 31, 2021.

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

Offering Costs associated with the Initial Public Offering

The company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. For the period from March 23, 2021 (inception) through December 31, 2021, the company incurred offering costs amounting to $14,355,310 as a result of the initial public offering (consisting of a $4,400,000 underwriting discount, $9,350,000 of deferred offering costs, and $605,310 of other offering costs). The company recorded $14,071,008 of offering costs as a reduction of temporary equity and $284,302 of offering costs as a reduction of permanent equity.

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

Ordinary Shares Subject to Possible Redemption

All of the 25,000,000 public shares sold as part of the units in the initial public offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such public shares in connection with the company’s liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all public shares have been classified outside of permanent equity. The redemption value of the redeemable ordinary shares as of December 31, 2022 increased as the income earned on the trust account exceeds the company’s expected dissolution expenses (up to $100,000). As such, the company recorded an increase in the carrying amount of the redeemable ordinary shares of $3,678,674 as of December 31, 2022.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Re-measurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income ( loss) per share is the same for Class A and Class B ordinary shares. The company has not considered the effect of the warrants sold in the initial public offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 13,070,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted per share is the same as basic loss per share for the periods presented.

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

Item 8. Financial Statements and Supplementary Data.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Scott Painter	54	Chief Executive Officer and Chairman of the Board of Directors
Georg Bauer	71	President and Vice Chairman of the Board of Directors
Jim Nguyen	53	Chief Operating Officer
Kash Sheikh	54	Chief Financial Officer
Sue Callaway	59	Director
Carla Bailo	62	Director
James G. Ellis	76	Director

Scott Painter has been our Chief Executive Officer and the Chairman of our board of directors since our inception in April, 2021. He has launched innovative business models that have helped transformed the automotive industry. Since September 2020, he has served as CEO of NextCar Holding Company, Inc, an automotive subscription platform, in which capacity he is in frequent contact with innovators in the mobility sector. In September 2016, he founded Fair, a used vehicle subscription company. Mr. Painter studied Political Science and Systems Engineering at the United States Military Academy at West Point between 1989 and 1991; he did not receive a degree and left before graduating. He then studied Economics at the University of California, Berkeley (UC Berkeley) between 1992 and 1993; he did not receive a degree and left UC Berkeley prior to graduation.

We believe Mr. Painter is qualified to serve as a member of our board of directors because of his substantial executive, operational and strategic experience gained from founding and holding Chief Executive Officer and board member positions at leading public and private companies.

Georg Bauer has been our President since our inception and has served as the Vice-Chairman of our board of directors since December 2021. Mr. Bauer has over 40 years of experience in global financial services for leading automotive companies. Since September 2020, he has served as Chairman of NextCar Holding Company, Inc, an automotive subscription platform, in which capacity he is in frequent contact with innovators in the mobility sector. In September 2016, he co-founded Fair with Scott Painter. In 2013, Mr. Bauer joined Tesla to build the financial services business in markets across Europe and Asia, a position he held until September 2016. Mr. Bauer holds a degree in business and finance as Dipl. Betriebswirt (FH) from Fachhochschule Rosenheim. From 2011-2013 he taught “Global Entrepreneurship and Innovation” at Munich Business School’s MBA program.

We believe Mr. Bauer is qualified to serve as a member of our board of directors because of his substantial executive, operational and strategic experience gained from serving in leadership positions at leading public automotive companies.

Kashif “Kash” Sheikh has been our Chief Financial Officer since our inception. Mr. Sheikh has a wide range of experience sourcing, evaluating, and executing transactions and strategic investments across various industries, especially automotive. Since September 2020, he has served as Chief Financial Officer of NextCar Holding Company, Inc, an automotive subscription platform, in which capacity he is in frequent contact with innovators in the mobility sector. In addition to his role at NextCar, Mr. Sheikh is currently an independent director on the corporate board of 10X Capital Venture Acquisition Corp. III. From January 2017 to December 2020, Mr. Sheikh was the Managing Partner of Optim Advisors, where he advised high net worth families and individuals on investment management, direct investing and other wealth management strategies. From 2009 to September 2016, Mr. Sheikh served as President and Chief Operating Officer of Andell Inc., a private investment company and family office where he oversaw all businesses, investments and family office services. Mr. Sheikh holds an MBA from the Anderson School at UCLA and an undergraduate degree from University of Illinois at Urbana-Champaign.

Jim Nguyen has been our Chief Operating Officer since our inception. Mr. Nguyen has held a number of executive leadership roles across the automotive industry, including several public company executive leadership roles. Since September 2020, he has served as President of NextCar Holding Company, Inc, an automotive subscription platform, in which capacity he is in frequent contact with innovators in the mobility sector. Prior to joining NXCR, from December 2017 to March 2020, Mr. Nguyen served as the President and Chief Operating Officer of USHG Food Lab LLC, an incubator of food and beverage concepts in partnership with Walmart, Inc. From 2015 to November 2017, Jim served as President of ALG, Inc., a wholly-owned subsidiary of TrueCar, and the auto industry’s data and analytics authority on vehicle residual value projections. Prior to USHG, in 2008, Mr. Nguyen co-founded TrueCar, Inc. While at TrueCar, Jim held multiple executive leadership roles, serving as Chief Financial Officer, EVP of Business Development, and EVP of Affinity Partner Development and Marketing. Mr. Nguyen holds a BA in Economics-Accounting from Claremont McKenna College and an MBA from the Anderson Graduate School of Management at UCLA.

Carla Bailo has served on our board of directors since December 2021. Carla Bailo is the President and CEO of ECOS Consulting LLC and past President and CEO of the Center for Automotive Research (CAR), and is a leader in engineering and vehicle program management with 42 years of experience in the automotive industry. In addition to her role at ECOS, Ms. Bailo is currently an Independent Director on the corporate boards for SM Energy (SM) and Advance Auto Parts (AAP). Prior to joining CAR, she was most recently the assistant vice president for mobility research and business development at The Ohio State University. She also has 25 years of experience at Nissan North America, Inc., where she served as senior vice president of research and development. Ms. Bailo also spent 10 years at General Motors.  She has a MS degree in mechanical engineering from the University of Michigan and a BS degree in mechanical engineering from Kettering University.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2022 there were no delinquent filers.

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

Below is a table summarizing the entities to which our directors, officers and director nominees currently have fiduciary duties or contractual obligations that may pose a conflict of interest with us:

Individual	Entity	Entity’s Business	Affiliation
Scott Painter	NextCar Holding Company, Inc.	Automotive Subscription	CEO and Chairman
Georg Bauer	NextCar Holding Company, Inc.	Automotive Subscription	President and Vice Chairman
Kash Sheikh	NextCar Holding Company, Inc.	Automotive Subscription	CFO
Jim Nguyen	NextCar Holding Company, Inc.	Automotive Subscription	President and COO
Carla Bailo	ECOS Consulting LLC	Automotive Consulting	President and CEO
	SM Energy	Oil & Gas Exploration	Director
	Advanced Auto Parts, Inc	Automotive Parts Provider	Director
Sue Callaway	Glovebox, LLC	Marketing	Founder
	P21	Electric Vehicles	Co-founder
	Intelligent Handshake	Marketing	Senior Vice President
James G. Ellis	Capital Group Companies, Inc.	Investment Management	Director
	Mercury General Corp.	Insurance	Director
	J.G. Boswell Company	Agriculture	Director

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the post-transaction company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 12, 2023, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of April 12, 2023.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
Name and Address of Beneficial Owner(2)	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
EVe Mobility Sponsor LLC (our sponsor)(3)	982,857	2.9%	8,333,333	24.2%
10X Capital(4)	—	—	—	—
Scott Painter(4)	—	—	—	—
Georg Bauer(4)	—	—	—	—
Jim Nguyen(4)	—	—	—	—
Kash Sheikh(4)	—	—	—	—
Sue Callaway(4)(5)	—	—	—	—
Carla Bailo(4)(5)	—	—	—	—
James G. Ellis(4)(5)	—	—	—	—
All directors, officers and director nominees as a group (seven individuals)	982,857	2.9%	8,333,333	24.2%
Cantor Fitzgerald Securities (7)	1,874,999	5.4%	—	—
Saba Capital Management, L.P. (6)	1,834,914	5.3%	—	—

*	Less than one percent.

(1)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-261053).

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o EVe Mobility Acquisition Corp, 4001 Kennett Pike, Suite 302, Wilmington, DE 19807.

(3)	EVe Mobility Sponsor LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. Our sponsor is controlled by a board of managers comprised of Scott Painter, Kash Sheikh and Maximilian Staedtler. None of Scott Painter, Kash Sheikh and Maximilian Staedtler exercises voting or dispositive control over any of the securities held by our sponsor and, accordingly, none of them will be deemed to have or share beneficial ownership in such shares.

(4)	Does not include any shares indirectly owned as a result of a membership interest in our sponsor.

(5)	Holds an indirect interest in 50,000 Class B ordinary shares.

(6)	Shares beneficially owned are based on Schedule 13G filed with the SEC on December 23, 2021, by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”) and Mr. Boaz R. Weinstein, which information has not been independently confirmed. Each of Saba Capital, Saba GP and Mr. Weinstein has shared voting and dispositive power with respect to 1,800,000 Class A ordinary shares. The address of each shareholder, as reported in the Schedule 13G, is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)	Shares beneficially owned are based on Schedule 13G/A filed with the SEC on February 14, 2021, by Cantor Fitzgerald Securities (“CFS”) and Cantor Fitzgerald & Co. (“CF&CO”), with respect to the Class A ordinary shares each of CFS and CF&CO directly owns, which information has not been independently confirmed. Cantor Fitzgerald, L.P. (“Cantor”), indirectly, holds a majority of the ownership interests of each CFS and CF&CO. CF Group Management, Inc. (“CFGM”), is the managing general partner of Cantor and directly, or indirectly, controls the managing general partners of CFS and CF&CO. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS and CF&CO. CFS owns 1,540,000 Class A ordinary shares and CF&CO owns 157,143 Class A ordinary shares, and each of CFS and CF&CO has shared voting and dispositive power with respect to their respective Class A ordinary shares. Each of Cantor, CFGM and Mr. Lutnick has shared voting and dispositive power with respect to 1,697,143 Class A ordinary shares. The address of each shareholder, as reported in the Schedule 13G/A, is 110 East 59th Street, New York, New York 10022.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On April 7, 2021, the sponsor paid $25,000 in consideration for 7,187,500 founder shares. On September 3, 2021, the company effected a share capitalization of an additional 2,395,833 Class B ordinary shares, resulting in an aggregate of 9,583,333 Class B ordinary shares outstanding. On September 27, 2021, the company surrendered 1,916,666 Class B ordinary shares for no consideration, resulting in an aggregate of 7,666,667 Class B ordinary shares. On December 14, 2021, the company effected a share capitalization of 766,666 Class B ordinary shares, resulting in the initial shareholders holding an aggregate of 8,433,333 founder shares. The founder shares included an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment option was exercised in full or in part, so that the sponsor and its permitted transferees would own, on an as-converted basis, 25% of the company’s issued and outstanding shares after our initial public offering. On December 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 1,000,000 Class B ordinary shares were no longer subject to forfeiture, leaving 100,000 Class B ordinary shares subject to forfeiture (see Note 9).

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

Administrative Support Agreement

On December 14, 2021, the company entered into an agreement to pay the sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the business combination or the company’s liquidation, the company will cease paying these monthly fees. During the fiscal year ended December 31, 2022, $120,000 of administrative support expenses were incurred.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the period from March 23, 2021 (inception) through December 31, 2021 and the fiscal year ended December 31, 2022 include:

	For the Year ended December 31, 2022	For the Period from March 23, 2021 (inception) through December 31, 2021
Audit Fees(1)	$82,400	$122,570
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total	$82,400	$122,570

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combination.

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

Part IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
1.1(1)	Underwriting Agreement, dated December 14, 2021, between the company, Cantor and Moelis.
1.2(1)	Business Combination Marketing Agreement, dated December 14, 2021, between the company, Cantor and Moelis.
3.1(1)	Amended and Restated Memorandum and Articles of Association of the company.
4.1(1)	Warrant Agreement, dated December 14, 2021, between the company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2*	Description of the company’s securities.
10.1(1)	Letter Agreement, dated December 14, 2021, among the company, the sponsor and the company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated December 14, 2021, between the company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated December 14, 2021, among the company, the sponsor and certain other security holders named therein.
10.4(1)	Private Placement Units Purchase Agreement, dated December 14, 2021, between the company and the sponsor.
10.5(1)	Unit Subscription Agreement, dated December 14, 2021, between the company, Cantor and Moelis LP.
10.6(1)	Administrative Services Agreement, dated December 14, 2021, between the company and the sponsor.
10.7(2)	Indemnity Agreement, dated December 14, 2021, between the company and Scott Painter.
10.8(2)	Indemnity Agreement, dated December 14, 2021, between the company and Georg Bauer.
10.9(2)	Indemnity Agreement, dated December 14, 2021, between the company and Kash Sheikh.
10.10(2)	Indemnity Agreement, dated December 14, 2021, between the company and Jim Nguyen.
10.11(2)	Indemnity Agreement, dated December 14, 2021, between the company and Carla Bailo.
10.12(2)	Indemnity Agreement, dated December 14, 2021, between the company and Sue Callaway.
10.13(2)	Indemnity Agreement, dated December 14, 2021, between the company and James G. Ellis.
14.01(2)	Code of Ethics and Business Conduct of EVe Mobility Acquisition Corp.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the company’s Current Report on Form 8-K filed on December 17, 2021.
(2)	Incorporated by reference to the company’s Annual Report on Form 10-K filed on April 14, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVE MOBILITY ACQUISITION CORP

Date: April 14, 2023
	By:	/s/ Scott Painter
	Name:	Scott Painter
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott Painter
Name:	Scott Painter
Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
Date:	April 14, 2023

/s/ Kash Sheikh
Name:	Kash Sheikh
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	April 14, 2023

/s/ Georg Bauer
Name:	Georg Bauer
Title:	President and Vice Chairman of the Board of Directors
Date:	April 14, 2023

/s/ Sue Callaway
Name:	Sue Callaway
Title:	Director
Date:	April 14, 2023

/s/ Carla Bailo
Name:	Carla Bailo
Title:	Director
Date:	April 14, 2023

/s/ James G. Ellis
Name:	James G. Ellis
Title:	Director
Date:	April 14, 2023

EVE MOBILITY ACQUISITION CORP

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EVe Mobility Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EVe Mobility Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY
April 14, 2023

EVE MOBILITY ACQUISITION CORP

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$110,908	$750,293
Prepaid expenses	358,398	354,735
Due from Sponsor	3,626	25,000
Total current assets	472,932	1,130,028
Prepaid expenses - noncurrent	—	322,648
Investments held in trust account	258,678,674	255,000,608
TOTAL ASSETS	$259,151,606	$256,453,284

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$41,187	$84,573
Accrued expenses	461,467	345,863
Total current liabilities	502,654	430,436

Deferred underwriting commissions	9,350,000	9,350,000
Total Liabilities	9,852,654	9,780,436

Commitments and Contingencies (Note 6)
Class A ordinary shares, subject to redemption, 25,000,000 shares at redemption value as of December 31, 2022 and December 31, 2021, respectively	258,678,674	255,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,140,000 issued and outstanding, (excluding 25,000,000 shares subject to possible redemption)	114	114
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,333,333 and 8,433,333 shares issued and outstanding as of December 31, 2022 and December 31, 2021(1), respectively	833	843
Additional paid-in capital	—	—
Accumulated deficit	(9,380,669)	(8,328,109)
Total Shareholders’ Deficit	(9,379,722)	(8,327,152)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$259,151,606	$256,453,284

(1)	Includes up to 100,000 Class B ordinary shares subject to forfeiture as of December 31, 2021 due to the partial exercise of the over-allotment option by the underwriter. On January 14, 2022, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 100,000 Class B ordinary shares resulting in 8,333,333 Class B ordinary shares outstanding (see Note 5).

EVE MOBILITY ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from March 23, 2021 (Inception) Through December 31, 2021
Operating and Formation Costs	$1,051,962	$397,450
Loss from operations	(1,051,962)	(397,450)
Interest income on investments held in Trust Account	3,678,066	608
Net Income (Loss)	$2,626,104	$(396,842)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,140,000	1,293,145
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.08	$(0.05)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,336,904	6,739,929
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$(0.05)

EVE MOBILITY ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM MARCH 23, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 23, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share to Sponsor	—	—	8,433,333	843	24,157	—	25,000
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	4,242,089	—	4,242,089
Proceeds from Private Placement Units, net of offering costs	1,140,000	114	—	—	11,373,495	—	11,373,609
Re-measurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(15,639,741)	(7,931,267)	(23,571,008)
Net loss	—	—	—	—	—	(396,842)	(396,842)
Balance - December 31, 2021	1,140,000	114	8,433,333	843	$—	(8,328,109)	(8,327,152)
Forfeiture of Class B ordinary shares	—	—	(100,000)	(10)	—	10	—
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,678,674)	(3,678,674)
Net Income	—	—	—	—	—	2,626,104	2,626,104
Balance - December 31, 2022	1,140,000	$114	8,333,333	$833	$—	$(9,380,669)	$(9,379,722)

EVE MOBILITY ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from March 23, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,626,104	$(396,842)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(3,678,066)	(608)
Changes in operating assets and liabilities:
Prepaid expenses	318,985	(677,383)
Due from Sponsor	21,374	(25,000)
Accounts payable	(43,386)	76,479
Accrued expenses	115,604	345,863
Net cash used in operating activities	(639,385)	(677,491)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(255,000,000)
Net cash used in investing activities	—	(255,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	—	216,353
Repayment of promissory note to related party	—	(216,353)
Proceeds from initial public offering, net of underwriter’s discount paid	—	245,600,000
Proceeds from sale of private placement units	—	11,400,000
Offering costs paid	—	(572,216)
Net cash provided by financing activities	—	256,427,784

Net Change in Cash	(639,385)	750,293
Cash - Beginning of period	750,293	—
Cash - End of period	$110,908	$750,293

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions	$—	$9,350,000
Remeasurement of Class A ordinary shares subject to redemption	$3,678,674	$23,571,008
Offering costs included in accounts payable	$—	$8,094
Offering costs allocated to the warrants	$—	$284,302

(1)	As related to the unsecured promissory note issued to the Sponsor on April 6, 2021 and amended and restated on September 3, 2021 (See Note 5).

EVE MOBILITY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

EVe Mobility Acquisition Corp (the “Company” or “EVe”) is a blank check company incorporated as a Cayman Islands exempted company on March 23, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $250,000,000. Each whole warrant entitles the holder thereof to purchase one ordinary share for $11.50 per share, subject to adjustment, which is discussed in Note 7.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 1,140,000 private placement units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, to the Company’s sponsor, EVe Mobility Sponsor LLC (the “Sponsor”), Cantor Fitzgerald & Co. (“Cantor”) and Moelis & Company Group, LP (“Moelis LP”), an affiliate of Moelis & Company, LLC (“Moelis”), generating gross proceeds to the Company of $11,400,000. The Private Placement Units are identical to the units sold as part of the Units in the Initial Public Offering except that, no underwriting discounts or commissions were paid with respect to the sale of the Private Placement Units.

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

Liquidity and Going Concern

As of December 31, 2022 and December 31, 2021, the Company had $110,908 and $750,293 in cash held outside of the Trust Account and working capital deficit of $29,722 and working capital surplus of $699,592, respectively. Upon the completion of the Initial Public Offering, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Memorandum and Articles of Association, the Company has until June 17, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date, or the Company’s shareholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before June 17, 2023, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. There have been no changes to these conditions from prior periods. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2023.

EVE MOBILITY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Financial Statement Reclassification

Prior year amounts for unrealized and realized gain on investments held in Trust Account have been reclassified to interest income on investments held in Trust Account for consistency with the current year presentation and had no effect on the Company’s balance sheet, net loss, stockholders’ deficit or cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021, Company had operating cash (i.e. cash held outside the Trust Account) of $110,908 and $750,293, respectively.

Investments Held in Trust Account

As of December 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest income is included in the interest income on investments held in trust account in the accompanying statements of operations.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2022 increased because of the income earned on the Trust Account. As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $3,678,674 as of December 31, 2022.

As of December 31, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(4,500,000)
Issuance costs allocated to Class A ordinary shares	(14,071,008)
Plus:
Re-measurement of carrying value to redemption value	23,571,008
Class A ordinary shares subject to possible redemption as of December 31, 2021	255,000,000
Plus:
Re-measurement of carrying value to redemption value	3,678,674
Class A ordinary shares subject to possible redemption as of December 31, 2022	$258,678,674

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. For the period from March 23, 2021 (inception) through December 31, 2021, the Company incurred offering costs amounting to $14,355,310 as a result of the Initial Public Offering (consisting of a $4,400,000 underwriting discount, $9,350,000 of deferred offering costs, and $605,310 of other offering costs). The Company recorded $14,071,008 of offering costs as a reduction of temporary equity and $284,302 of offering costs as a reduction of permanent equity.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

EVE MOBILITY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the year ended December 31, 2022		For the period from March 23, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,991,082	$635,022	$(63,883)	$(332,959)

Denominator:
Basic and diluted weighted average shares outstanding	26,140,000	8,336,904	1,293,145	6,739,929
Basic and diluted net income (loss) per share	$0.08	$0.08	$(0.05)	$(0.05)

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

DECEMBER 31, 2022

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 7, 2021, the Sponsor paid $25,000 in consideration for 7,187,500 Class B ordinary shares (the “Founder Shares”). On September 3, 2021, the Company effected a share capitalization of an additional 2,395,833 Class B ordinary shares, resulting in an aggregate of 9,583,333 Class B ordinary shares outstanding. On September 27, 2021, the Company surrendered 1,916,666 Class B ordinary shares for no consideration, resulting in an aggregate of 7,666,667 Class B ordinary shares. On December 14, 2021, the Company effected a share capitalization of 766,666 Class B ordinary shares, resulting in the initial shareholders holding an aggregate of 8,433,333 Founder Shares. The Founder Shares included an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor and its permitted transferees would own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 1,000,000 Class B ordinary shares were no longer subject to forfeiture, leaving 100,000 Class B ordinary shares subject to forfeiture. On January 14, 2022, the Company forfeited the remaining portion of the over-allotment option, thus, 100,000 Class B ordinary shares were forfeited.

EVE MOBILITY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Promissory Note - Related Party

On April 6, 2021, the Company issued an unsecured promissory note to the Sponsor, which was amended and restated on September 3, 2021 (the “Promissory Note”), pursuant to which the Company had the option to borrow up to an aggregate principal amount of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2022 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $216,353 was repaid and the Promissory Note was terminated at the closing of the Initial Public Offering on December 17, 2021.

Due from Sponsor

Due from Sponsor consists of operating costs associated with EVe Mobility Sponsor LLC that were paid by the Company, and are reimbursable by the Sponsor on demand. As of December 31, 2022 and December 31, 2021, $3,626 and $25,000 were outstanding, respectively.

Administrative Support Agreement

On December 14, 2021, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement, $120,000 and $4,516 for the year ended December 31, 2022 and for the period from March 23, 2021 (inception) through December 31, 2021, respectively, was recorded within operating and formation costs in the statements of operations. As of December 31, 2022 and December 31, 2021, $4,516 related to this agreement was owed to the Sponsor, which is included within accrued expense on the balance sheets.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of December 31, 2022 and December 31, 2021.

EVE MOBILITY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preference shares. As of December 31, 2022 and December 31, 2021 there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021 there were 1,140,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption at December 31, 2022 and December 31, 2021.

EVE MOBILITY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021 there were 8,333,333 and 8,433,333 Class B ordinary shares issued and outstanding, respectively. On December 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 1,000,000 Class B ordinary shares were no longer subject to forfeiture, leaving 100,000 Class B ordinary shares subject to forfeiture. On January 14, 2022, the Company forfeited the remaining 100,000 Class B ordinary shares.

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

DECEMBER 31, 2022

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

EVE MOBILITY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$258,678,674	$258,678,674	$—	$—

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$255,000,608	$255,000,608	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.