Form 10-Q
period 2023-03-31
EVe Mobility Acquisition Corp
filed 2023-05-17
CIK 1861121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 17, 2023, there were 26,140,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 8,333,333 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share issued and outstanding.

EVE MOBILITY ACQUISITION CORP

i

EVE MOBILITY ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$42,181	$110,908
Prepaid expenses	309,052	358,398
Due from Sponsor	3,626	3,626
Total current assets	354,859	472,932
Investments held in Trust Account	261,423,565	258,678,674
TOTAL ASSETS	$261,778,424	$259,151,606

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	111,425	41,187
Accrued expenses	517,067	461,467
Total current liabilities	628,492	502,654

Deferred underwriting commissions	9,350,000	9,350,000
Total Liabilities	9,978,492	9,852,654

Commitments and Contingencies (Note 6)
Class A ordinary shares, subject to redemption, 25,000,000 shares at redemption value as of March 31, 2023 and December 31, 2022	261,423,565	258,678,674

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,140,000 issued and outstanding, (excluding 25,000,000 shares subject to possible redemption)	114	114
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,333,333 shares issued and outstanding as of March 31, 2023 and December 31, 2022	833	833
Additional paid-in capital	—	—
Accumulated deficit	(9,624,580)	(9,380,669)
Total Shareholders' Deficit	(9,623,633)	(9,379,722)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$261,778,424	$259,151,606

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Operating and Formation Costs	$243,910	$305,018
Loss from operations	(243,910)	(305,018)
Interest income on investments held in Trust Account	2,744,890	24,244
Net Income (Loss)	$2,500,980	$(280,774)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,140,000	26,140,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,333,333	8,347,940
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	1,140,000	$114	8,333,333	$833	$—	$(9,380,669)	$(9,379,722)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,744,891)	(2,744,891)
Net income	—	—	—	—	—	2,500,980	2,500,980
Balance - March 31, 2023	1,140,000	$114	8,333,333	$833	$—	$(9,624,580)	$(9,623,633)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	1,140,000	$114	8,433,333	$843	$—	$(8,328,109)	$(8,327,152)
Forfeiture of Class B ordinary shares	—	—	(100,000)	(10)	—	10	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(24,851)	(24,851)
Net loss	—	—	—	—	—	(280,774)	(280,774)
Balance - March 31, 2022	1,140,000	$114	8,333,333	$833	—	$(8,633,724)	$(8,632,777)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$2,500,980	$(280,774)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(2,744,890)	(24,244)
Changes in operating assets and liabilities:
Prepaid expenses	49,346	91,530
Due from Sponsor	—	22,174
Accounts payable	70,237	(52,293)
Accrued expenses	55,600	52,897
Net cash used in operating activities	(68,727)	(190,710)

Net Change in Cash	(68,727)	(190,710)
Cash - Beginning of period	110,908	750,293
Cash - End of period	$42,181	$559,583

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption	$2,744,891	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2023

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Liquidity and Going Concern

As of March 31, 2023, and December 31, 2022 the Company had $42,181 and $110,908 in cash held outside of the Trust Account and a working capital deficit of $273,633 and $29,722, respectively. Upon the completion of the Initial Public Offering, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MARCH 31, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 14, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, Company had operating cash (i.e. cash held outside the Trust Account) of $42,181 and $110,908, respectively.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. The Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest income is included in the interest income on investments held in trust account in the accompanying statements of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2023 increased because of income earned on the Trust Account. As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,744,891 as of March 31, 2023.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(4,500,000)
Issuance costs allocated to Class A ordinary shares	(14,071,008)
Plus:
Re-measurement of carrying value to redemption value	27,249,682
Class A ordinary shares subject to possible redemption as of December 31, 2022	$258,678,674
Plus:
Remeasurement of carrying value to redemption value	2,744,891
Class A ordinary shares subject to possible redemption as of March 31, 2023	$261,423,565

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs ("ASC 340") and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. For the period from March 23, 2021 (inception) through December 31, 2021, the Company incurred offering costs amounting to $14,355,310 as a result of the Initial Public Offering (consisting of a $4,400,000 underwriting discount, $9,350,000 of deferred offering costs, and $605,310 of other offering costs). For the period from March 23, 2021 (inception) through December 31, 2021, the Company recorded $14,071,008 of offering costs as a reduction of temporary equity and $284,302 of offering costs as a reduction of permanent equity.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements..

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,896,411	$604,569	$(212,812)	$(67,962)

Denominator:
Basic and diluted weighted average shares outstanding	26,140,000	8,333,333	26,140,000	8,347,940
Basic and diluted net income (loss) per share	$0.07	$0.07	$(0.01)	$(0.01)

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Due from Sponsor

Due from Sponsor consists of operating costs associated with EVe Mobility Sponsor LLC that were paid by the Company, and are reimbursable by the Sponsor on demand. As of March 31, 2023 and December 31, 2022, $3,626 was due from Sponsor.

Administrative Support Agreement

On December 14, 2021, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement, the Company incurred $30,000 in administrative support expenses in both periods ended March 31, 2023 and 2022 which were recorded within operating and formation costs in the condensed statements of operations. As of March 31, 2023 and December 31, 2022, $14,516 and $4,516, respectively, related to this agreement were owed to the Sponsor, which is included within accrued expense on the condensed balance sheets.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of March 31, 2023 and December 31, 2022.

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

MARCH 31, 2023

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

NOTE 7. SHAREHOLDERS' DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preference shares. As of March 31, 2023 and December 31, 2022 there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022 there were 1,140,000 shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 shares of Class A ordinary shares subject to possible redemption at March 31, 2023 and December 31, 2022.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022 there were 8,333,333 Class B ordinary shares issued and outstanding.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

MARCH 31, 2023

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$261,423,565	$261,423,565	$—	$—

December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$258,678,674	$258,678,674	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Convertible Promissory Note

On May 15, 2023, the Company issued to the Sponsor a convertible promissory note in the aggregate principal amount of up to $1,500,000 in order to finance working capital requirements and transaction costs in connection with a Business Combination (the “Working Capital Note”). The principal of this Working Capital Note may be drawn down from time to time prior to the Maturity Date (as defined below) at the request of the Company (each, a “Drawdown Request”). Each Drawdown Request must state the amount to be drawn down, and must not be an amount less than $10,000 unless otherwise agreed by the Company and the Sponsor. The Working Capital Loans may be settled, at the option of the Sponsor, in units of the Company, comprised of one Class A ordinary share and one-half of one warrant (“Working Capital Units”), at a conversion price of $10.00 per Working Capital Unit. The Working Capital Loans will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of (i) June 17, 2024 and (ii) the date on which the Company consummates an initial Business Combination.

The Working Capital Units, including the underlying securities, are identical to the Private Placement Units and may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of an initial Business Combination, and will be entitled to registration rights. The warrants underlying the Working Capital Units (“Working Capital Warrants”) will be identical to the Private Placement Warrants, including that each whole Working Capital Warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The Working Capital Units, including the underlying securities, will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On May 15, 2023, the Company drew down $147,392.14 on the Working Capital Note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K as filed with the SEC on April 14, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 23, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the initial public offering, described below, and since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2023, we had net income of $2,500,980, which resulted from interest income on investments held in Trust Account of $2,744,890, partially offset by operating costs of $243,910.

For the three months ended March 31, 2022, we had net loss of $280,774, which resulted from operating and formation costs of $305,018 offset by interest income on investments held in Trust Account of $24,244.

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

For the three months ended March 31, 2023, net cash used in operating activities of $68,727, which was due to interest income on investments held in the Trust Account of $2,744,890, offset by net income of $2,500,980 and changes in working capital of $175,183.

For the three months ended March 31, 2022, net cash used in operating activities was $190,710, which was due to a net loss of $280,774 and interest income on investments in the Trust Account of $24,244, offset by changes in working capital of $114,308.

There were no cash flows from investing activities or financing activities for the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the Company had $42,181 and $110,908 in cash held outside of the Trust Account and working capital deficits of $273,633 and $29,722, respectively. Upon the completion of the Initial Public Offering, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

Due from Sponsor

Due from Sponsor consists of operating costs associated with EVe Mobility Sponsor LLC that were paid by the Company, and are reimbursable by the Sponsor on demand. As of March 31, 2023 and December 31, 2022, $3,626 was due from Sponsor.

Administrative Support Agreement

On December 14, 2021, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement, the Company incurred $30,000 in administrative support expenses in both periods ended March 31, 2023 and 2022 which were recorded within operating and formation costs in the condensed statements of operations. As of March 31, 2023 and December 31, 2022, $14,516 and $4,516, respectively, related to this agreement were owed to the Sponsor, which is included within accrued expense on the condensed balance sheets.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of March 31, 2023 and December 31, 2022.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs ("ASC 340") and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. For the period from March 23, 2021 (inception) through December 31, 2021, the Company incurred offering costs amounting to $14,355,310 as a result of the Initial Public Offering (consisting of a $4,400,000 underwriting discount, $9,350,000 of deferred offering costs, and $605,310 of other offering costs). For the period from March 23, 2021 (inception) through December 31, 2021, the Company recorded $14,071,008 of offering costs as a reduction of temporary equity and $284,302 of offering costs as a reduction of permanent equity.

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

Ordinary Shares Subject to Possible Redemption

All of the 25,000,000 Public Shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. The redemption value of the redeemable ordinary shares as of March 31, 2023 increased as the income earned on the Trust Account exceeds the Company's expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount from December 31, 2022 of the redeemable ordinary shares of $2,744,891 as of March 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K as filed with the SEC on April 14, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry Into a Material Definitive Agreement.” and “Item 2.03 – Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.” of Form 8-K.

On May 15, 2023, the Company issued to the Sponsor a convertible promissory note in the aggregate principal amount of up to $1,500,000 in order to finance working capital requirements and transaction costs in connection with a Business Combination (the “Working Capital Note”). The principal of this Working Capital Note may be drawn down from time to time prior to the Maturity Date (as defined below) at the request of the Company (each, a “Drawdown Request”). Each Drawdown Request must state the amount to be drawn down, and must not be an amount less than $10,000 unless otherwise agreed by the Company and the Sponsor. The Working Capital Loans may be settled, at the option of the Sponsor, in units of the Company, comprised of one Class A ordinary share and one-half of one warrant (“Working Capital Units”), at a conversion price of $10.00 per Working Capital Unit. The Working Capital Loans will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of (i) June 17, 2024 and (ii) the date on which the Company consummates an initial Business Combination.

The Working Capital Units, including the underlying securities, are identical to the Private Placement Units and may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of an initial Business Combination, and will be entitled to registration rights. The warrants underlying the Working Capital Units (“Working Capital Warrants”) will be identical to the Private Placement Warrants, including that each whole Working Capital Warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The Working Capital Units, including the underlying securities, will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

The foregoing description of the Working Capital Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Working Capital Note, which is filed as Exhibit 4.1 to this Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

No.	Description of Exhibit
4.1*	Convertible Promissory Note, dated as of May 15, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVe Mobility Acquisition Corp

Date: May 17, 2023	By:	/s/ Scott Painter
Name: Scott Painter
Title: Chief Executive Officer

EVe Mobility Acquisition Corp

Date: May 17, 2023	By:	/s/ Kash Sheikh
Name: Kash Sheikh
Title: Chief Financial Officer