Form 10-Q
period 2023-06-30
EVe Mobility Acquisition Corp
filed 2023-08-21
CIK 1861121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	EVE.U	NYSE American, LLC

Class A ordinary shares, par value $0.0001 per share	EVE	NYSE American, LLC

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	EVE WS	NYSE American, LLC

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

As of August 21, 2023, there were 15,603,171 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and no shares of the registrant’s Class B ordinary shares, par value $0.0001 per share issued and outstanding.

EVE MOBILITY ACQUISITION CORP

i

EVE MOBILITY ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$10,317	$110,908
Prepaid expenses	200,456	358,398
Due from Sponsor	3,626	3,626
Total current assets	214,399	472,932
Investments held in Trust Account	64,973,631	258,678,674
TOTAL ASSETS	$65,188,030	$259,151,606

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	34,680	41,187
Accrued expenses	855,439	461,467
Total current liabilities	890,119	502,654

Working capital note - related party	157,392	—
Deferred underwriting commissions	9,350,000	9,350,000
Total Liabilities	10,397,511	9,852,654

Commitments and Contingencies (Note 6)
Class A ordinary shares, subject to redemption, 6,129,838 and 25,000,000 shares at redemption value as of June 30, 2023 and December 31, 2022, respectively	64,973,631	258,678,674

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 9,473,333 and 1,140,000 issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively (excluding 6,129,838 and 25,000,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	947	114
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; no and 8,333,333 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	833
Additional paid-in capital	—	—
Accumulated deficit	(10,184,059)	(9,380,669)
Total Shareholders’ Deficit	(10,183,112)	(9,379,722)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$65,188,030	$259,151,606

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Operating and formation costs	$559,479	$331,100	$803,389	$636,118
Loss from operations	(559,479)	(331,100)	(803,389)	(636,118)
Interest income on investments held in Trust Account	2,704,406	337,996	5,449,296	362,240
Net Income (Loss)	$2,144,927	$6,896	$4,645,907	$(273,878)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	24,287,371	26,140,000	25,208,568	26,140,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$0.00	$0.14	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,868,132	8,333,333	7,596,685	8,340,555
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$0.00	$0.14	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	1,140,000	$114	8,333,333	$833	$—	$(9,380,669)	$(9,379,722)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,744,890)	(2,744,890)
Net income	—	—	—	—	—	2,500,979	2,500,979
Balance - March 31, 2023	1,140,000	$114	8,333,333	$833	$—	$(9,624,580)	$(9,623,633)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,704,406)	(2,704,406)
Shareholder non-redemption agreements	—	—	—	—	(1,327,200)	—	(1,327,200)
Capital contribution from non-redemption agreements	—	—	—	—	1,327,200	—	1,327,200
Conversion of Class B ordinary shares to Class A ordinary shares	8,333,333	833	(8,333,333)	(833)	—	—	—
Net income	—	—	—	—	—	2,144,927	2,144,927
Balance - June 30, 2023	9,473,333	$947	—	$—	$—	$(10,184,059)	$(10,183,112)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	1,140,000	$114	8,433,333	$843	$—	$(8,328,109)	$(8,327,152)
Forfeiture of Class B ordinary shares	—	—	(100,000)	(10)	—	10	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(24,851)	(24,851)
Net loss	—	—	—	—	—	(280,774)	(280,774)
Balance - March 31, 2022	1,140,000	114	8,333,333	833	—	$(8,633,724)	$(8,632,777)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(337,997)	(337,997)
Net income	—	—	—	—	—	6,896	6,896
Balance - June 30, 2022	$1,140,000	$114	8,333,333	$833	—	$(8,964,825)	$(8,963,878)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$4,645,907	$(273,878)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(5,449,296)	(362,240)
Changes in operating assets and liabilities:
Prepaid expenses	157,942	182,792
Due from Sponsor	—	22,174
Accounts payable	(6,508)	82,694
Accrued expenses	393,972	74,096
Net cash used in operating activities	(257,983)	(274,362)

Cash Flows from Investing Activities:
Proceeds from Trust Account for payment to redeeming shareholders of Class A ordinary shares	199,154,339	—
Net cash provided by investing activities	199,154,339	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	157,392	—
Payments to redeeming shareholders of Class A ordinary shares	(199,154,339)	—
Net cash used in financing activities	(198,996,947)	—

Net Change in Cash	(100,591)	(274,362)
Cash - Beginning of period	110,908	750,293
Cash - End of period	$10,317	$475,931

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption	$5,449,296	$362,848
Conversion of Class B ordinary shares to Class A ordinary shares	$833	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY

EVe Mobility Acquisition Corp (the “Company” or “EVe”) is a blank check company incorporated in the Cayman Islands on March 23, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE American, LLC rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public shares for a pro rata portion of the amount held in the Trust Account ($10.45 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Proposed Offering, in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

The Sponsor has agreed to (i) waive its redemption rights with respect to its Founder Shares (ii) waive its redemption rights with respect to its Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination by December 17, 2023 or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares and (iii) waive its rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company does not complete a Business Combination by December 17, 2023. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company will have until December 17, 2023 (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On June 9, 2023, the Company transferred its listing from The New York Stock Exchange to the NYSE American LLC, where it has been approved to list.

Extraordinary General Meeting

On June 14, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) and the shareholders approved an amendment the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which the Company must consummate an initial Business Combination from June 17, 2023 to December 17, 2023 (the “Extended Date” and, such extension, the “Initial Extension”) and allow the Board without another shareholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to June 17, 2024 (each, an “Additional Monthly Extension”). Additionally, the shareholders approved the right of a holder of Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time-to-time prior to the closing of an initial Business Combination at the election of the holder (the “Optional Conversion”).

In connection with the vote to approve the Initial Extension, Redemption Limitation, and Optional Conversion, shareholders holding an aggregate of 18,870,162 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.55 per share, for an aggregate of $199,154,339.

On June 5, 2023 and June 7, 2023, in connection with the Extraordinary General Meeting, certain unaffiliated third party investors entered into Non-Redemption Agreements with the Company and the Sponsor. The Non-Redemption Agreements with the investors are with respect to an aggregate of 4,000,000 Class A ordinary shares. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to the investors (i) for the Initial Extension, a number of its Class B ordinary shares equal to 21% of the number of Non-Redeemed Shares, or 840,000 Class B ordinary shares, and (ii) for each Additional Monthly Extension, a number of its Class B ordinary shares equal to 3.5% of the number of Non-Redeemed Shares, or 140,000 Class B ordinary shares for each Additional Monthly Extension, or up to an aggregate of 1,680,000 Class B ordinary shares (see Note 7).

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

On June 14, 2023, the Sponsor converted all of its Class B ordinary shares on a one-for-one basis into Class A ordinary shares (such shares, the “Converted Shares”). The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by the Sponsor in connection with the IPO. Following such conversion, and as a result of the redemptions, there are an aggregate of 15,603,171 Class A ordinary shares issued and outstanding (including 6,129,838 shares subject to redemption rights) and no Class B ordinary shares issued and outstanding at June 30, 2023.

Liquidity and Going Concern

As of June 30, 2023 and December 31, 2022, the Company had $10,317 and $110,908 in cash held outside of the Trust Account and a working capital deficit of $675,720 and $29,722, respectively. Upon the completion of the Initial Public Offering, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Memorandum and Articles of Association, the Company has until December 17, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date, or the Company’s shareholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 17, 2023, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. There have been no changes to these conditions from prior periods. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 17, 2023.

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

JUNE 30, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 14, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, Company had operating cash (i.e. cash held outside the Trust Account) of $10,317 and $110,908, respectively.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest income is included in the interest income on investments held in Trust Account in the accompanying unaudited statements of operations.

At June 30, 2023 and December 31, 2022, the investments held in Trust Account were $64,973,631 and $258,678,674, respectively. The decrease in the value resulted from shareholders’ redemptions totaling $199,154,339; partially offset by the income earned on the Trust Account of $5,449,296.

Convertible Instruments – Working Capital Loans

When the Company issues convertible debt it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a stand-alone instrument, meets the definition of an “embedded derivative” as defined in ASC Topic 815, Derivatives and Hedging (“ASC 815”). Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the statements of operations. The Working Capital Note has a conversion feature that allows for converting the loan into warrants. The Company performed an evaluation as outlined and determined that it qualifies for exemption as an equity instrument and is not bifurcated.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4) are equity classified (see Note 7).

Non-Redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various shareholders of the Company (the “Non-Redeeming Shareholders”). The Company complies with Staff Accounting Bulletin Topic (“SAB”) 5A and SAB 5T to account for the indirect economic interest of the Founder Shares acquired by the Non-Redeeming Shareholders. The excess of the fair value of such Founder Shares was determined to be an offering cost. Accordingly, in substance, the indirect economic interest in the Founder Shares was recognized by the Company as a capital contribution by the Sponsor to induce these Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable Class A ordinary shares as of June 30, 2023 increased because of interest income earned on the investments held in the Trust Account. As such, the Company recorded an increase in the carrying amount of the redeemable Class A ordinary shares of $5,449,296 as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount ($)
Gross proceeds	25,000,000	$250,000,000
Less:
Proceeds allocated to Public Warrants	—	(4,500,000)
Issuance costs allocated to Class A ordinary shares	—	(14,071,008)
Plus:	—
Remeasurement of carrying value to redemption value	—	27,249,682
Class A ordinary shares subject to possible redemption as of December 31, 2022	25,000,000	$258,678,674
Plus:
Remeasurement of carrying value to redemption value	—	5,449,296
Less:
Redemption of Class A ordinary shares	(18,870,162)	(199,154,339)
Class A ordinary shares subject to possible redemption as of June 30, 2023	6,129,838	$64,973,631

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SAB 5A - Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. For the period from March 23, 2021 (inception) through December 31, 2021, the Company incurred offering costs amounting to $14,355,310 as a result of the Initial Public Offering (consisting of a $4,400,000 underwriting discount, $9,350,000 of deferred offering costs, and $605,310 of other offering costs). For the period from March 23, 2021 (inception) through December 31, 2021, the Company recorded $14,071,008 of offering costs as a reduction of temporary equity and $284,302 of offering costs as a reduction of permanent equity.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,672,085	$472,842	$5,229	$1,667	$3,570,058	$1,075,849	$(207,629)	$(66,249)

Denominator:
Basic and diluted weighted average shares outstanding	24,287,371	6,868,132	26,140,000	8,333,333	25,208,568	7,596,685	26,140,000	8,340,555
Basic and diluted net income (loss) per share	$0.07	$0.07	$0.00	$0.00	$0.14	$0.14	$(0.01)	$(0.01)

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, the Company completed its Initial Public Offering of 25,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable Class A warrant (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,140,000 Private Placement Units at a price of $10.00 per Unit in a private placement to the Sponsor, generating gross proceeds of $11,400,000. Of those 1,140,000 Private Placement Units, the Sponsor purchased 982,857 Units, Cantor purchased 110,000 Units and Moelis LP purchase 47,143 Units. Each Private Placement Unit consists of a Class A ordinary share (the “Private Placement Shares”) and one-half of one redeemable Class A warrant (the “Private Placement Warrants”). The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the warrants included in the Private Placement Units will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At the Extraordinary General Meeting on June 14, 2023, the Shareholders approved the right of a holder of Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time-to-time prior to the closing of an initial Business Combination at the election of the holder. The Sponsor converted all of its Class B ordinary shares on a one-for-one basis into Class A ordinary shares. The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by the Sponsor in connection with the IPO.

Due from Sponsor

Due from Sponsor consists of operating costs associated with EVe Mobility Sponsor LLC that were paid by the Company and are reimbursable by the Sponsor on demand. As of June 30, 2023 and December 31, 2022, $3,626 was due from Sponsor.

Administrative Support Agreement

On December 14, 2021, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement, the Company incurred $30,000 and $60,000 in administrative support expenses in the three and six month periods ended June 30, 2023 and 2022, respectively, which were recorded within operating and formation costs in the unaudited condensed statements of operations. As of June 30, 2023 and December 31, 2022, $44,516 and $4,516, respectively, related to this agreement were owed to the Sponsor, which is included within accrued expense on the condensed balance sheets.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On May 15, 2023, the Company issued to the Sponsor a convertible working capital note in the aggregate principal amount of up to $1,500,000 in order to finance working capital requirements and transaction costs in connection with a Business Combination (the “Working Capital Note”). The principal of this Working Capital Note may be drawn down from time to time prior to the Maturity Date (as defined below) at the request of the Company (each, a “Drawdown Request”). Each Drawdown Request must state the amount to be drawn down and must not be an amount less than $10,000 unless otherwise agreed by the Company and the Sponsor. The Working Capital Note may be settled, at the option of the Sponsor, in units of the Company, comprised of one Class A ordinary share and one-half of one warrant (“Working Capital Units”), at a conversion price of $10.00 per Working Capital Unit. The Working Capital Note will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of (i) June 17, 2024 and (ii) the date on which the Company consummates an initial Business Combination.

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

At June 30, 2023 and December 31, 2022, the outstanding amount of the working capital note was $157,392 and $0, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Units that may be issued upon conversion of Working Capital Note are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Non-Redemption Agreements

Pursuant to the Non-Redemption Agreements, the Non-Redeeming Shareholders agreed not to redeem a portion of their shares of Company common stock in connection with the Extraordinary General Meeting held on June 14, 2023, but such shareholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Shareholders an aggregate of 840,000 Founder Shares for the Initial Extension of December 17, 2023, and 140,000 Founder Shares per month for up to six months or June 17, 2023 or a total of an additional 840,000 Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of 840,000 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreements to be $1,327,200 or $1.58 per share. The fair value was determined using a market-based approach with a discount rate of 15% for the probability of liquidation, discount for the lack of marketability of zero, and the value per shares as of the valuation date of $10.52. The Company complies with Staff Accounting Bulletin Topic (“SAB”) 5A and SAB 5T to account for the indirect economic interest of the Founder Shares acquired by the Non-Redeeming Shareholders. The excess of the fair value of such Founder Shares was determined to be an offering cost. Accordingly, in substance, the indirect economic interest in the Founder Shares was recognized by the Company as a capital contribution by the Sponsor to induce these Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preference shares. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 9,473,333 and 1,140,000 shares of Class A ordinary shares issued and outstanding, excluding 6,129,838 and 25,000,000 shares of Class A ordinary shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 0 and 8,333,333 Class B ordinary shares issued and outstanding, respectively.

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

On June 14, 2023, the Sponsor converted all of its Class B ordinary shares on a one-for-one basis into Class A ordinary shares. Following the conversion, the Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by the Sponsor in connection with the IPO.

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

JUNE 30, 2023

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$64,973,631	$64,973,631	$—	$—

December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$258,678,674	$258,678,674	$—	$—

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

Recent Developments

On June 14, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) and the shareholders approved an amendment the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which the Company must consummate an initial Business Combination from June 17, 2023 to December 17, 2023 (the “Extended Date” and, such extension, the “Initial Extension”) and allow the Board without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to June 17, 2024 (each, an “Additional Monthly Extension”). Additionally, the shareholders approved the right of a holder of Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time-to-time prior to the closing of an initial business combination at the election of the holder (the “Optional Conversion”).

In connection with the vote to approve the Initial Extension, Redemption Limitation, and Optional Conversion, shareholders holding an aggregate of 18,870,162 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.55 per share, for an aggregate of $199,154,339.

On June 5, 2023 and June 7, 2023, in connection with the Extraordinary General Meeting, certain unaffiliated third party investors entered into Non-Redemption Agreements with the Company and the Sponsor. The Non-Redemption Agreements with the investors are with respect to an aggregate of 4,000,000 Class A ordinary shares. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to the investors (i) for the Initial Extension, a number of its Class B ordinary shares equal to 21% of the number of Non-Redeemed Shares, or 840,000 Class B ordinary shares, and (ii) for each Additional Monthly Extension, a number of its Class B ordinary shares equal to 3.5% of the number of Non-Redeemed Shares, or 140,000 Class B ordinary shares for each Additional Monthly Extension, or up to an aggregate of 1,680,000 Class B ordinary shares (see Note 7).

On June 14, 2023, the Sponsor converted all of its Class B Ordinary Shares on a one-for-one basis into Class A ordinary shares (such shares, the “Converted Shares”). The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by the Sponsor in connection with the IPO. Following such conversion, and as a result of the redemptions, there are an aggregate of 15,603,171 Class A ordinary shares issued and outstanding (including 6,129,838 shares subject to redemption rights) and no Class B ordinary shares issued and outstanding at June 30, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 23, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the initial public offering, described below, and since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three and six months ended June 30, 2023, we had net income of $2,144,927 and $4,645,907, respectively, which resulted from interest income on investments held in Trust Account of $2,704,406 and $5,449,296, partially offset by operating and formation costs of $559,479 and $803,389, respectively.

For the three and six months ended June 30, 2022, we had net income of $6,896 and net loss of $273,878, respectively, which resulted from operating and formation costs of $331,100 and $636,118, offset by interest income on investments held in Trust Account of $337,996 and $362,240, respectively.

Liquidity, Capital Resources, and Going Concern

On December 17, 2021, we consummated an initial public offering (the “Initial Public Offering” or “IPO”) of 25,000,000 units, including the issuance of 3,000,000 units as a result of the underwriter’s partial exercise of its over-allotment option, at a price of $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 1,140,000 units (the “private placement units”) to EVe Mobility Sponsor LLC (the “Sponsor”), Cantor Fitzgerald & Co. (“Cantor”) and Moelis & Company Group, LP (“Moelis LP”), at a purchase price of $10.00 per unit, generating gross proceeds of $11,400,000. The proceeds from the sale of the private placement units were added to the net proceeds from the initial public offering held in a trust account (the “Trust Account”). If we do not complete an initial business combination within 18 months from the closing of the initial public offering, the proceeds from the sale of the private placement units will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the warrants included in the private placement units will expire worthless.

For the six months ended June 30, 2023, net cash used in operating activities was $257,983, which was due to interest income on investments held in the Trust Account of $5,449,296, partially offset by net income of $4,645,907 and changes in working capital of $545,406.

For the six months ended June 30, 2022, net cash used in operating activities was $274,362, which was due to a net loss of $273,878 and interest income on investments in the Trust Account of $362,240, offset by changes in working capital of $361,756.

For the six months ended June 30, 2023, net cash provided by investing activities was $199,154,339, which was entirely attributable to proceeds from the Trust Account for payment to redeeming shareholders.

For the six months ended June 30, 2023, net cash used in financing activities was $198,996,947, which was attributable to payments of $199,154,339 to redeeming shareholders of Class A ordinary shares; partially offset by proceeds of $157,392 in connection with a related party working capital note.

There were no cash flows from investing activities or financing activities for the six months ended June 30, 2022.

As of June 30, 2023 and December 31, 2022, the Company had $10,317 and $110,908 in cash held outside of the Trust Account and working capital deficits of $675,720 and $29,722, respectively. Upon the completion of the Initial Public Offering, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Memorandum and Articles of Association, the Company has until December 17, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date, or the Company’s shareholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 17, 2023, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 17, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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

At the Extraordinary General Meeting on June 14, 2023, the Shareholders approved the right of a holder of Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time-to-time prior to the closing of an initial Business Combination at the election of the holder. The Sponsor converted all of its Class B ordinary shares on a one-for-one basis into Class A ordinary shares. The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by the Sponsor in connection with the IPO.

Due from Sponsor

Due from Sponsor consists of operating costs associated with EVe Mobility Sponsor LLC that were paid by the Company and are reimbursable by the Sponsor on demand. As of June 30, 2023 and December 31, 2022, $3,626 was due from Sponsor.

Administrative Support Agreement

On December 14, 2021, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement, the Company incurred $30,000 and $60,000 in administrative support expenses in the three and six month periods ended June 30, 2023 and 2022 which were recorded within operating and formation costs in the unaudited condensed statements of operations. As of June 30, 2023 and December 31, 2022, $44,516 and $4,516, respectively, related to this agreement were owed to the Sponsor, which is included within accrued expense on the condensed balance sheets.

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

On May 15, 2023, the Company issued to the Sponsor a convertible working capital note in the aggregate principal amount of up to $1,500,000 in order to finance working capital requirements and transaction costs in connection with a Business Combination (the “Working Capital Note”). The principal of this Working Capital Note may be drawn down from time to time prior to the Maturity Date (as defined below) at the request of the Company (each, a “Drawdown Request”). Each Drawdown Request must state the amount to be drawn down, and must not be an amount less than $10,000 unless otherwise agreed by the Company and the Sponsor. The Working Capital Loans may be settled, at the option of the Sponsor, in units of the Company, comprised of one Class A ordinary share and one-half of one warrant (“Working Capital Units”), at a conversion price of $10.00 per Working Capital Unit. The Working Capital Loans will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of (i) June 17, 2024 and (ii) the date on which the Company consummates an initial Business Combination.

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

At June 30, 2023 and December 31, 2022, the outstanding amount of the working capital note was $157,392 and $0, respectively.

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

Convertible Instruments – Working Capital Loans

When the Company issues convertible debt it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a stand-alone instrument, meets the definition of an “embedded derivative” as defined in ASC Topic 815, Derivatives and Hedging (“ASC 815”). Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the statements of operations. The Working Capital Note has a conversion feature that allows for converting the loan into warrants. The Company performed an evaluation as outlined and determined that it qualifies for exemption as an equity instrument and is not bifurcated.

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

Non-Redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various shareholders of the Company (the “Non-Redeeming Shareholders”). The Company complies with Staff Accounting Bulletin Topic (“SAB”) 5A and SAB 5T to account for the indirect economic interest of the Founder Shares acquired by the Non-Redeeming Shareholders. The excess of the fair value of such Founder Shares was determined to be an offering cost. Accordingly, in substance, the indirect economic interest in the Founder Shares was recognized by the Company as a capital contribution by the Sponsor to induce these Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

Ordinary Shares Subject to Possible Redemption

All of the 25,000,000 Public Shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. At June 30, 2023 and December 31, 2022, the redemption value of the Company’s redeemable Class A ordinary shares was $64,973,631 and $258,678,674 respectively. The decrease in the carrying value resulted from shareholders’ redemptions totaling $199,154,339; partially offset by the income earned on the Trust Account of $5,449,296.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are reported as charges against accumulated deficit.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a). None.

(b). None.

(c). During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVe Mobility Acquisition Corp

Date: August 21, 2023	By:	/s/ Scott Painter
		Name:	Scott Painter
		Title:	Chief Executive Officer

EVe Mobility Acquisition Corp

Date: August 21, 2023	By:	/s/ Kash Sheikh
		Name:	Kash Sheikh
		Title:	Chief Financial Officer