Form 10-Q
period 2023-09-30
EVe Mobility Acquisition Corp
filed 2023-11-20
CIK 1861121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 15,603,171 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and no shares of the registrant’s Class B ordinary shares, par value $0.0001 per share issued and outstanding.

EVE MOBILITY ACQUISITION CORP

i

EVE MOBILITY ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$5,291	$110,908
Prepaid expenses	91,859	358,398
Due from Sponsor	3,626	3,626
Total current assets	100,776	472,932
Investments held in Trust Account	65,820,103	258,678,674
TOTAL ASSETS	$65,920,879	$259,151,606

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	1,027,651	41,187
Accrued expenses	129,430	461,467
Total current liabilities	1,157,081	502,654

Working capital note - related party	157,392	—
Deferred underwriting commissions	9,350,000	9,350,000
Total Liabilities	10,664,473	9,852,654

Commitments and Contingencies (Note 6)
Class A ordinary shares, subject to redemption, 6,129,838 and 25,000,000 shares at redemption value as of September 30, 2023 and December 31, 2022, respectively	65,820,103	258,678,674

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 9,473,333 and 1,140,000 issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively (excluding 6,129,838 and 25,000,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	947	114
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; no and 8,333,333 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	833
Additional paid-in capital	—	—
Accumulated deficit	(10,564,644)	(9,380,669)
Total Shareholders’ Deficit	(10,563,697)	(9,379,722)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$65,920,879	$259,151,606

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF INCOME

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Operating and formation costs	$380,586	$196,895	$1,183,975	$833,013
Loss from operations	(380,586)	(196,895)	(1,183,975)	(833,013)
Interest income on investments held in Trust Account	846,472	1,158,662	6,295,768	1,520,902
Net Income	$465,886	$961,767	$5,111,793	$687,889

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,603,171	26,140,000	21,971,584	26,140,000
Basic and diluted net income per share, Class A ordinary shares	$0.03	$0.03	$0.19	$0.02
Basic and diluted weighted average shares outstanding, Class B ordinary shares	—	8,333,333	5,036,630	8,338,113
Basic and diluted net income per share, Class B ordinary shares	$0.00	$0.03	$0.19	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	1,140,000	$114	8,333,333	$833	$—	$(9,380,669)	$(9,379,722)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,744,890)	(2,744,890)
Net income	—	—	—	—	—	2,500,980	2,500,980
Balance - March 31, 2023	1,140,000	$114	8,333,333	$833	$—	$(9,624,579)	$(9,623,632)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,704,406)	(2,704,406)
Shareholder non-redemption agreements	—	—	—	—	(1,327,200)	—	(1,327,200)
Capital contribution from non-redemption agreements	—	—	—	—	1,327,200	—	1,327,200
Conversion of Class B ordinary shares to Class A ordinary shares	8,333,333	833	(8,333,333)	(833)	—	—	—
Net income	—	—	—	—	—	2,144,927	2,144,927
Balance - June 30, 2023	9,473,333	$947	—	$—	$—	$(10,184,058)	$(10,183,111)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(846,472)	(846,472)
Net income	—	—	—	—	—	465,886	465,886
Balance - September 30, 2023	9,473,333	$947	—	$—	$—	$(10,564,644)	$(10,563,697)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	1,140,000	$114	8,433,333	$843	$—	$(8,328,109)	$(8,327,152)
Forfeiture of Class B ordinary shares	—	—	(100,000)	(10)	—	10	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(24,851)	(24,851)
Net loss	—	—	—	—	—	(280,774)	(280,774)
Balance - March 31, 2022	1,140,000	114	8,333,333	833	—	$(8,633,724)	$(8,632,777)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(337,997)	(337,997)
Net income	—	—	—	—	—	6,896	6,896
Balance - June 30, 2022	1,140,000	$114	8,333,333	$833	—	$(8,964,825)	$(8,963,878)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,158,662)	(1,158,662)
Net income	—	—	—	—	—	961,767	961,767
Balance - September 30, 2022	1,140,000	$114	8,333,333	$833	$—	$(9,161,720)	$(9,160,773)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net income	$5,111,793	$687,889
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(6,295,768)	(1,520,902)
Changes in operating assets and liabilities:
Prepaid expenses	266,539	248,639
Due from Sponsor	—	22,174
Accounts payable	986,464	(55,040)
Accrued expenses	(332,037)	102,524
Net cash used in operating activities	(263,009)	(514,716)

Cash Flows from Investing Activities:
Proceeds from Trust Account for payment to redeeming shareholders of Class A ordinary shares	199,154,339	—
Net cash provided by investing activities	199,154,339	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	157,392	—
Payments to redeeming shareholders of Class A ordinary shares	(199,154,339)	—
Net cash used in financing activities	(198,996,947)	—

Net Change in Cash	(105,617)	(514,716)
Cash - Beginning of period	110,908	750,293
Cash - End of period	$5,291	$235,577

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption	$6,295,768	$1,521,510
Conversion of Class B ordinary shares to Class A ordinary shares	$833	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 23, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public shares for a pro rata portion of the amount held in the Trust Account (approximately $10.74 per share, as of September 30, 2023), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all.

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

The Sponsor has agreed to (i) waive its redemption rights with respect to its Founder Shares (ii) waive its redemption rights with respect to its Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination by December 17, 2023 or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares and (iii) waive its rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company does not complete a Business Combination by December 17, 2023. The board of directors of the Company (the “Board”) can optionally extent such date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to June 17, 2024. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

The Company will have until December 17, 2023 (the “Combination Period”) to complete a Business Combination. The Board can optionally extent such date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to June 17, 2024.. If the Company is unable to complete a Business Combination within the Combination Period (including any extended period of time as described above), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law.

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

Extraordinary General Meeting

On June 14, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) and the shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination from June 17, 2023 to December 17, 2023 (the “Extended Date” and, such extension, the “Initial Extension”) and allow the Board without another shareholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to June 17, 2024 (each, an “Additional Monthly Extension”). Additionally, the shareholders approved the right of a holder of Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time-to-time prior to the closing of an initial Business Combination at the election of the holder (the “Optional Conversion”).

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

On June 14, 2023, the Sponsor converted all of its Class B ordinary shares on a one-for-one basis into Class A ordinary shares (such shares, the “Converted Shares”). The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by the Sponsor in connection with the initial public offering (the “Initial Public Offering” or “IPO”) . Following such conversion, and as a result of the redemptions, there are an aggregate of 15,603,171 Class A ordinary shares issued and outstanding (including 6,129,838 shares subject to redemption rights) and no Class B ordinary shares issued and outstanding at September 30, 2023.

Liquidity and Going Concern

As of September 30, 2023 and December 31, 2022, the Company had $5,291 and $110,908 in cash held outside of the Trust Account and a working capital deficit of $1,056,305 and $29,722, respectively. Upon the completion of the Initial Public Offering, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Memorandum and Articles of Association, the Company has until December 17, 2023 to consummate a Business Combination, with the option to extend up to six times upon approval by the Company’s board of directors, up until June 17, 2024. If a Business Combination is not consummated by this date, or the Company’s shareholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 17, 2023 or June 17, 2024 if the Company’s board of directors elects to extend at their option, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. There have been no changes to these conditions from prior periods. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 17, 2023.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

Management continues to evaluate the impact of ongoing geopolitical instability events, including the Russia-Ukraine conflict and the Israel-Hamas conflict. As a result of the Russia-Ukraine conflict, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of the Russia-Ukraine conflict, Israel-Hamas conflict and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 14, 2023. The interim results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

September 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, Company had operating cash (i.e. cash held outside the Trust Account) of $5,291 and $110,908, respectively.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest income is included in the interest income on investments held in Trust Account in the accompanying unaudited statements of income.

At September 30, 2023 and December 31, 2022, the investments held in Trust Account were $65,820,103 and $258,678,674, respectively. The decrease in the value resulted from shareholders’ redemptions totaling $199,154,339; partially offset by the income earned on the Trust Account of $6,295,768.

Convertible Instruments – Working Capital Loans

When the Company issues convertible debt it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a stand-alone instrument, meets the definition of an “embedded derivative” as defined in ASC Topic 815, Derivatives and Hedging (“ASC 815”). Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the statements of income. The Working Capital Note has a conversion feature that allows for converting the loan into units. The Company performed an evaluation as outlined and determined that it qualifies for exemption as an equity instrument and is not bifurcated.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of income. The Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4) are equity classified (see Note 7).

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable Class A ordinary shares as of September 30, 2023 increased because of interest income earned on the investments held in the Trust Account. As such, the Company recorded an increase in the carrying amount of the redeemable Class A ordinary shares of $6,295,768 as of September 30, 2023.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount ($)
Gross proceeds	25,000,000	$250,000,000
Less:
Proceeds allocated to Public Warrants	—	(4,500,000)
Issuance costs allocated to Class A ordinary shares	—	(14,071,008)
Plus:	—
Remeasurement of carrying value to redemption value	—	27,249,682
Class A ordinary shares subject to possible redemption as of December 31, 2022	25,000,000	$258,678,674
Plus:
Remeasurement of carrying value to redemption value	—	6,295,768
Less:
Redemption of Class A ordinary shares	(18,870,162)	(199,154,339)
Class A ordinary shares subject to possible redemption as of September 30, 2023	6,129,838	$65,820,103

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 13,070,000 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$465,886	$—	$729,276	$232,491	$4,158,520	$953,273	$521,531	$166,358

Denominator:
Basic and diluted weighted average shares outstanding	15,603,171	—	26,140,000	8,333,333	21,971,584	5,036,630	26,140,000	8,338,113
Basic and diluted net income per share	$0.03	$0.00	$0.03	$0.03	$0.19	$0.19	$0.02	$0.02

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

September 30, 2023

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

September 30, 2023

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

Due from Sponsor

Due from Sponsor consists of operating costs associated with EVe Mobility Sponsor LLC that were paid by the Company and are reimbursable by the Sponsor on demand. As of September 30, 2023 and December 31, 2022, $3,626 was due from Sponsor.

Administrative Support Agreement

On December 14, 2021, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement, the Company incurred $30,000 and $90,000 in administrative support expenses in the three and nine month periods ended September 30, 2023 and 2022, respectively, which were recorded within operating and formation costs in the unaudited condensed statements of income. As of September 30, 2023 and December 31, 2022, $74,516 and $4,516, respectively, related to this agreement were owed to the Sponsor, which is included within accrued expense on the condensed balance sheets.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

At September 30, 2023 and December 31, 2022, the outstanding amount of the working capital note was $157,392 and $0, respectively.

On October 31, 2023 and November 6, 2023, the Company increased the borrowings of the Working Capital Note by $70,604 and $54,396, respectively, to increase the outstanding amount to $282,392 (See Note 9).

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

September 30, 2023

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

Non-Redemption Agreements

Pursuant to the Non-Redemption Agreements, the Non-Redeeming Shareholders agreed not to redeem a portion of their shares of Company common stock in connection with the Extraordinary General Meeting held on June 14, 2023, but such shareholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Shareholders an aggregate of 840,000 Founder Shares for the Initial Extension of December 17, 2023, and 140,000 Founder Shares per month for up to six months or June 17, 2024 or a total of an additional 840,000 Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of 840,000 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreements to be $1,327,200 or $1.58 per share. The fair value was determined using a market-based approach with a discount rate of 15% for the probability of liquidation, discount for the lack of marketability of zero, and the value per shares as of the valuation date of $10.52. The Company complies with Staff Accounting Bulletin Topic (“SAB”) 5A and SAB 5T to account for the indirect economic interest of the Founder Shares acquired by the Non-Redeeming Shareholders. The excess of the fair value of such Founder Shares was determined to be an offering cost. Accordingly, in substance, the indirect economic interest in the Founder Shares was recognized by the Company as a capital contribution by the Sponsor to induce these Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preference shares. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 9,473,333 and 1,140,000 shares of Class A ordinary shares issued and outstanding, excluding 6,129,838 and 25,000,000 shares of Class A ordinary shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares and 8,333,333 Class B ordinary shares issued and outstanding, respectively.

Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that, prior to the initial Business Combination, holders of the Class B ordinary shares will have the right to appoint all of the Company’s directors and remove members of the Board for any reason, and holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time. These provisions of the Amended and Restated Memorandum and Articles of Association may only be amended by a special resolution passed by the holders of a majority of at least 90% of the ordinary shares attending and voting in a general meeting. Unless specified in the Companies Act, the Amended and Restated Memorandum and Articles of Association or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders (other than the appointment or removal of directors prior to the initial Business Combination), and, prior to the initial Business Combination, the affirmative vote of a majority of the Company’s Founder Shares is required to approve the appointment or removal of directors. Approval of certain actions will require a special resolution under Cayman Islands law and pursuant to the Amended and Restated Memorandum and Articles of Association; such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. Directors are appointed for a term of two years. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the Founder Shares voted for the appointment of directors can appoint all of the directors prior to the Company’s initial Business Combination. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the Board out of funds legally available therefor.

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

September 30, 2023

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

EVE MOBILITY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$65,820,103	$65,820,103	$—	$—

December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$258,678,674	$258,678,674	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

On October 31, 2023 and November 6, 2023, the Company increased the borrowings of the Working Capital Note by $70,604 and $54,396, respectively, to increase the outstanding amount to $282,392.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 23, 2021 (inception) through September 30, 2023, were organizational activities, those necessary to prepare for the initial public offering, described below, and since the closing of our initial public offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three and nine months ended September 30, 2023, we had net income of $465,886 and $5,111,793, respectively, which resulted from interest income on investments held in Trust Account of $846,472 and $6,295,768, partially offset by operating and formation costs of $380,586 and $1,183,975, respectively.

For the three and nine months ended September 30, 2022, we had net income of $961,767 and $687,889, respectively, which resulted from interest income on investments held in Trust Account of $1,158,662 and $1,520,902, partially offset by operating and formation costs of $196,895 and $833,013, respectively.

Liquidity, Capital Resources, and Going Concern

On December 17, 2021, we consummated an initial public offering (the “Initial Public Offering” or “IPO”) of 25,000,000 units, including the issuance of 3,000,000 units as a result of the underwriter’s partial exercise of its over-allotment option, at a price of $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 1,140,000 units (the “private placement units”) to EVe Mobility Sponsor LLC (the “Sponsor”), Cantor Fitzgerald & Co. (“Cantor”) and Moelis & Company Group, LP (“Moelis LP”), at a purchase price of $10.00 per unit, generating gross proceeds of $11,400,000. The proceeds from the sale of the private placement units were added to the net proceeds from the initial public offering held in a trust account (the “Trust Account”). If we do not complete an initial business combination by December 17, 2023 , the proceeds from the sale of the private placement units will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the warrants included in the private placement units will expire worthless.

For the nine months ended September 30, 2023, net cash used in operating activities was $263,009, which was due to interest income on investments held in the Trust Account of $6,295,768, partially offset by net income of $5,111,793 and changes in working capital of $920,966.

For the nine months ended September 30, 2022, net cash used in operating activities was $514,716, which was due to changes in working capital of $318,297, partially offset by net income of $687,889 and interest income on investments in the Trust Account of $1,520,902.

For the nine months ended September 30, 2023, net cash provided by investing activities was $199,154,339, which was entirely attributable to proceeds from the Trust Account for payment to redeeming shareholders.

For the nine months ended September 30, 2023, net cash used in financing activities was $198,996,947, which was attributable to payments of $199,154,339 to redeeming shareholders of Class A ordinary shares; partially offset by proceeds of $157,392 in connection with a related party working capital note.

There were no cash flows from investing activities or financing activities for the nine months ended September 30, 2022.

As of September 30, 2023 and December 31, 2022, the Company had $5,291 and $110,908 in cash held outside of the Trust Account and working capital deficits of $1,056,305 and $29,722, respectively. Upon the completion of the Initial Public Offering, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Memorandum and Articles of Association, the Company has until December 17, 2023 to consummate a Business Combination, with the option to extend up to six times upon approval by the Company’s board of directors, up until June 17, 2024. If a Business Combination is not consummated by this date, or the Company’s shareholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 17, 2023 or June 17, 2024 if the Company’s board of directors elects to extend at their option, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 17, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

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

Due from Sponsor

Due from Sponsor consists of operating costs associated with EVe Mobility Sponsor LLC that were paid by the Company and are reimbursable by the Sponsor on demand. As of September 30, 2023 and December 31, 2022, $3,626 was due from Sponsor.

Administrative Support Agreement

On December 14, 2021, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Under this agreement, the Company incurred $30,000 and $90,000 in administrative support expenses in the three and nine month periods ended September 30, 2023 and 2022 which were recorded within operating and formation costs in the unaudited condensed statements of income. As of September 30, 2023 and December 31, 2022, $74,516 and $4,516, respectively, related to this agreement were owed to the Sponsor, which is included within accrued expense on the condensed balance sheets.

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

At September 30, 2023 and December 31, 2022, the outstanding amount of the working capital note was $157,392 and $0, respectively.

On October 31, 2023 and November 6, 2023, the Company increased the borrowings of the Working Capital Note by $70,604 and $54,396, respectively, to increase the outstanding amount to $282,392.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340") and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. For the period from March 23, 2021 (inception) through December 31, 2021, the Company incurred offering costs amounting to $14,355,310 as a result of the Initial Public Offering (consisting of a $4,400,000 underwriting discount, $9,350,000 of deferred offering costs, and $605,310 of other offering costs). For the period from March 23, 2021 (inception) through December 31, 2021, the Company recorded $14,071,008 of offering costs as a reduction of temporary equity and $284,302 of offering costs as a reduction of permanent equity.

Convertible Instruments – Working Capital Loans

When the Company issues convertible debt it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a stand-alone instrument, meets the definition of an “embedded derivative” as defined in ASC Topic 815, Derivatives and Hedging (“ASC 815"). Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the statements of income. The Working Capital Note has a conversion feature that allows for converting the loan into units. The Company performed an evaluation as outlined and determined that it qualifies for exemption as an equity instrument and is not bifurcated.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of income. The public warrants and private placement warrants are equity classified.

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

Ordinary Shares Subject to Possible Redemption

All of the 25,000,000 Public Shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. At September 30, 2023 and December 31, 2022, the redemption value of the Company’s redeemable Class A ordinary shares was $65,820,103 and $258,678,674 respectively. The decrease in the carrying value resulted from shareholders’ redemptions totaling $199,154,339; partially offset by the income earned on the Trust Account of $6,295,768.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are reported as charges against accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Re-measurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 13,070,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K as filed with the SEC on April 14, 2023, as updated and supplemented below. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Additionally, in response to Hamas’s attack on southern Israel on October 7, 2023, Israel has launched extensive air strikes against targets in the Gaza Strip and, on October 27, 2023, Israeli military forces launched an invasion of Gaza. The escalation of the Israel-Hamas conflict could cause disruptions to global economic conditions and effect the stability of the Middle East region.

Although the length and impact of the Russia-Ukraine conflict, Israel-Hamas conflict, and resulting sanctions are highly unpredictable, these conflicts and resulting sanctions could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, these conflicts and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russia-Ukraine conflict, the Israel-Hamas conflict, the resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a). None.

(b). None.

(c). During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to EVe’s Registration Statement on Form S-1 filed November 12, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVe Mobility Acquisition Corp

Date: November 20, 2023	By:	/s/ Maximilian Staedtler
Name: Maximilian Staedtler
Title: Chief Executive Officer

EVe Mobility Acquisition Corp

Date: November 20, 2023	By:	/s/ Curtis Pierce
Name: Curtis Pierce
Title: Chief Financial Officer